Form 10-K
period 2023-12-31
GameSquare Holdings, Inc.
filed 2024-04-16
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39389

GAMESQUARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-1946435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6775 Cowboys Way, Ste. 1335

Frisco, Texas, USA

(Address of principal executive offices, including zip code)

(216) 464-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	GAME	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of GAME common stock held by non-affiliates of the registrant as of June 30, 2023 was $27,906,523 based on the closing price of $3.01 as reported by The Nasdaq Stock Market.

The number of shares outstanding of the Registrant’s common stock as of April 12, 2024 were:

GAME Common Stock 30,316,256

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GameSquare Holdings Inc. Annual

Report on Form 10-K

For the fiscal year ended December 31, 2023

i

Part I.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. All statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

●	our limited operating history and uncertain future prospects and rate of growth due to our limited operating history, including our ability to implement business plans and other expectations;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to maintain and grow the strength of our brand reputation;

●	the Company’s ability to achieve its objectives;

●	our ability to manage our growth effectively;

●	our ability to retain existing and attract new Esports professionals, content creators and influencers;

●	our success in retaining or recruiting, or changes required in, our officers, directors and other key employees or independent contractors;

●	our ability to maintain and strengthen our community of brand partners, engaged consumers, content creators, influencers and Esports professionals, and the success of our strategic relationships with these and other third parties;

●	our ability to effectively compete within the industry;

●	our presence on the internet and various third-party mass media platforms;

●	risks related to data security and privacy, including the risk of cyber-attacks or other security incidents;

●	risks resulting from our global operations;

●	our ability to maintain the listing of our Common Stock on Nasdaq;

●	our securities’ potential liquidity and trading, including that the price of our securities may be volatile;

●	future issuances, sales or resales of our securities;

●	the grant and future exercise of registration rights;

●	our ability to secure future financing, if needed, and our ability to repay any future indebtedness when due;

●	the ability of the Company to complete offerings on acceptable terms;

●	the impact of the regulatory environment in our industry and complexities with compliance related to such environment, including our ability to comply with complex regulatory requirements;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to respond to general economic conditions, including market interest rates;

●	our ability to execute on future acquisitions, mergers or dispositions; and

●	changes to accounting principles and guidelines.

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of performance. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. In the event that any forward-looking statement is updated, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements except to the extent required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements may appear in our public filings with the U.S. Securities and Exchange Commission (“SEC”), which are or will be (as appropriate) accessible at www.sec.gov, and which you are advised to consult.

Item 1. Business

GameSquare Holdings, Inc. (“GameSquare,” the “Company,” “we,” “us,” and “our”) is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (a “GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a leading esports organization, GameSquare Esports Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

GameSquare Holdings, Inc. (formerly Engine Gaming and Media, Inc.), (NASDAQ: GAME; TSXV: GAME) completed its plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

GameSquare Esports, Inc was traded on the Canadian Securities Exchange (CSE) under the symbol “GSQ” and on the OTCQB Venture Market in the Unites States under the symbol “GMSQF” until April 11, 2023.

GameSquare’s mission is to revolutionize the way brands and game publishers connect with hard-to-reach Gen Z, Gen Alpha, and Millennial audiences. Our next generation media, entertainment, and technology capabilities drive compelling outcomes for creators and maximize our brand partners’ return on investment. Through our purpose-built platform, we provide award winning marketing and creative services, offer leading data and analytics solutions, and amplify awareness through FaZe Clan, one of the most prominent and influential gaming organizations in the world. With an audience reach of 1 billion digitally native consumers across our media network and roster of creators, we are reshaping the landscape of digital media and immersive entertainment.

Breakdown of Revenue Streams

The following table provides the breakdown for the main streams of revenue from continuing operations for the two most recently completed financial years:

Source of Revenue	Twelve-month period ended December 31, 2023	Twelve-month period ended December 31, 2022
Teams	$10,694,261	$9,590,166
Agency	$11,520,901	$18,491,843
SaaS + Advertising	$29,782,480	$-

Industry Overview and Principal Markets

Video gaming is one of the largest and fastest growing markets in the entertainment sector, with an estimated 2.6 billion gamers globally, with esports being the major source of growth. Esports is a term that comprises a diverse offering of competitive electronic games that gamers play against each other. One of the biggest differences between esports and video games of old is the community and spectator nature of esports - the competitive play against another person, either one-on-one or in teams, is a central feature of esports. Since players play against each other online, a global network of players and viewers has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the entertainment value of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market.

The expanded reach of broadband service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has become so popular that many high schools and colleges now offer programs to support students’ interest in esports, as well as tournaments and scholarships. The best-known esports teams are receiving marquee sponsorships and are being purchased or invested in by a range of financial and strategic partners. The highest profile esports gamers have significant online audiences as they stream themselves playing against other players online and potentially can generate millions of dollars in sponsorship money and affiliate fees from their online streaming channels. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services.

Management believes GameSquare is well positioned to benefit from the significant growth of the gaming and esports industry. The gaming and esports industry is projected to have a global audience of nearly 650 million viewers by 2025, with live streaming expected to reach more than 1.4 billion by the end of 2025 and the gaming market is expected to generate more than 225 billion of revenue by 2025. GameSquare’s revenue growth is expected to be driven by increasing marketing spend from global brands that seek exposure to and connections with these audiences. The Company’s growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and SaaS and advertising services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships.

The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization (“EBITDA”) margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

Outlook

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to March 2024, the Company has completed five acquisitions and divested two non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

The combination of Engine Gaming’s best-in-class technology assets with GameSquare’s award-winning agency and creative capabilities, allows the Company to offer unparalleled insight into consumer behaviors. It also allows GameSquare to develop data-driven creative strategies, and measure and optimize campaigns towards customer acquisition goals in real-time - creating impactful marketing solutions that drive ROI for its customers.

The Company has invested in its sales organization and continues to see significant growth in the number, and the size, of requests for proposals within its agency businesses. The Company’s financial profile compares very favorably against its esports peers, as well as other companies seeking to engage with youth audiences.

The Company believes enterprise growth may come as a result of synergistic approaches to combining the strengths of its multiple SaaS companies that it can present as a unified offering to the market.

Customers

The Company has different business segments which often target different customers. For example, our business-to-business SaaS and data analytics platforms generate revenue from industry leading companies in the technology space, such as Microsoft. Additionally, our marketing, content creator services have benefited from brand sponsorships with large customers such as Jack in the Box, Red Bull, and Kraft. Importantly, we believe our end-to-end marketing platform creates a highly attractive opportunity for continued customer growth via cross pollination of our services, which we believe will allow us to acquire a broad range of diversified customers.

Foreign Operations

Although the Company is headquartered in the United States, there is some business conducted outside of the United States:

●	Stream Hatchet has operations in Spain, with an office in Terrassa, Spain
●	Code Red has operations in the UK, with its registered office in London, England

Competition

GameSquare competes in highly competitive and fragmented sectors, which include digital advertising and marketing services, content creation, streaming technology, event production, and gaming platforms. Despite intense competition, the Company believes it is well positioned to compete with its competitors by means of utilizing its modern marketing technology platform that supports a continuous feedback loop between its various services, such as marketing services, influencer relationship management, and real-time analytics and insights. GameSquare believes this ability to leverage its broad range of services provides a unique and differentiated platform compared to its competitors.

The esports and gaming industry is in competition with other sporting and entertainment events, both live and delivered over television networks, radio, the Internet, mobile applications, and other sources. As a result of the large number of options available and the global nature of the esports industry, GameSquare faces strong competition for esports fans, as well as overall youth audiences. There is also intense competition amongst businesses operating in the segments of the esports industry and content creation where we currently operate or may operate in the future, including esports agencies, influencer technology platforms, analytics technologies, content creation and media content assets.

Intellectual Property

The Company considers the creation, use, and protection of intellectual property to be crucial to its business. The Company’s general practice is to require all key employees and consultants to sign confidentiality agreements and assign all rights of inventions to the Company. In addition to the above contractual arrangements, the Company also relies on a combination of trade secret, copyright, domain name and other legal rights to protect its intellectual property. The Company typically owns the copyright to the software code to its content as well as the brand or title name under which its games are marketed. The Company believes that it has provided sufficient security for its intellectual property.

The Company owns the following non-patent intellectual property:

●	Trade secrets and know-how that it uses to develop games and processes;
●	Common law trademarks, including product names and graphics, music and other audio-visual elements of games;
●	Software code relating to its products;
●	Certain program assets; and
●	Sports and esports-focused apps.

Human Capital Resources

As of April 1, 2024, the Company had approximately 175 employees globally. Of these employees, approximately 6 are located in Canada, 31 in Spain, 14 in United Kingdom, 9 in India, and 115 in the United States. None of the Company’s employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be strong and views its employees as an important competitive advantage.

Regulatory Matters

The digital content and entertainment industry and the markets in which we operate are new and developing and, as such, are not heavily regulated at this time. There are inherent risks and uncertainties associated with operating in new and developing industries and markets, especially as the laws and regulations regarding these industries and markets are also developing and changing. Although we are not currently subject to significant government regulation, the scope and interpretation of the laws that are or may be applicable to us in the future are uncertain and may be conflicting in different jurisdictions in which we operate; as a result, we may come under increased regulatory scrutiny which may restrict the digital content and entertainment industry and associated markets, including with respect to talent management, rights of publicity, intellectual property, consumer protection electronic commerce, advertising, targeted, electronic or telephonic marketing, competition, data protection and privacy, data localization, anti-corruption and bribery, content regulation, taxation, labor and employment, securities regulation, financial reporting and accounting and economic or other trade prohibitions or sanctions or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations may be uncertain, particularly in the new and rapidly evolving industries in which we operate, and new laws or adverse findings of law regarding the characterization of the type of business GameSquare operates could alter our legal and regulatory burden.

Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that conduct business through the internet and mobile devices. The costs of complying with such laws and regulations may be high and are likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results.

Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. We take reasonable efforts to comply with all applicable laws and regulations, and will continue to do so as our regulatory burden changes, but there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition. In addition, government authorities outside the U.S. may also seek to restrict or block access to our content, platform or website, or to application stores or the internet generally, or require a license therefor, and to the hosting, production or streaming of certain content or impose other restrictions that may affect the accessibility or usability of our content in that jurisdiction for a period of time or indefinitely.

Additional Information

Our website address is https://www.gamesquare.com/. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has developed an information security program to address material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. For example, third parties are used in selected areas to conduct assessments, such as vulnerability scans and penetration testing. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.

The Company has a written incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. Employees undergo security awareness training when hired and annually.

The Company has a Governance, Risk, and Compliance (GRC) function to address enterprise risks, and cybersecurity is a risk category addressed by that function. The Company has a privacy and security governance committee.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Governance

The Chief Information Security Officer (CISO) is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The Company’s CISO should have experience in managing cybersecurity risks & protocols, data protection protocols, and managing protocols for Cloud/IT/web security vulnerabilities. The CISO briefs the Company management team quarterly regarding general security updates or as needed when security incidents are identified. Oversight of the information security program at the Board level sits with Audit Committee.

Item 2. Properties

Our corporate headquarters is located in Frisco, Texas, where we occupy facilities under a lease that expires in 2029. We do not own any real property or related investments.  We believe that our current facilities are adequate to meet our current needs and provides flexibility to scale in the future.

Item 3. Legal Proceedings

In April 2020, Engine announced its renegotiation of the acquisition of Allinsports. The revised purchase agreement provided for the acquisition of 100% of Allinsports in exchange for the issuance of 241,666 common shares of the Engine and other considerations, including payments of $1,200,000 as a portion of the purchase consideration. In September 2020, Engine advised the shareholders of Allinsports that closing conditions of the transaction, including the requirement to provide audited financial statements, had not been satisfied.

In response, in November 2020, the shareholders of Allinsports commenced arbitration in Alberta, Canada seeking, among other things, to compel Engine to complete the acquisition of Allinsports without the audited financial statements, and to issue 241,666 common shares of Engine to those shareholders. As alternative relief, the shareholders of Allinsports sought up to $20.0 million in damages. A hearing in this matter was held in May of 2021, and by a decision dated September 30, 2021, the Arbitrator determined that the closing of the transaction had previously occurred and directed Engine to issue 241,666 common shares. In conjunction with completion of the Arrangement (see Note 4), the Company assumed this obligation to issue 241,666 common shares. The Company is pursuing regulatory approval to issue the shares and is also pursuing relief against Allinsports shareholders for various alleged breaches of the share purchase agreement. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023, the closing date of the Arrangement. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

On January 21, 2021, eight former shareholders of Winview filed a Complaint in Delaware Chancery Court against four Winview directors (David Lockton, et al. v. Thomas S. Rogers, et al.) alleging that the defendants breached their fiduciary duties in connection with the sale of Winview to Engine. The relief sought includes rescission of the sale of Winview to Engine and compensatory damages. The defendants have filed a motion to dismiss the claims. By Decision dated March 1, 2022, the Court granted in part and denied in part, the defendants’ Motion to Dismiss the Complaint. Neither Engine nor Winview have been named as parties to this action. Under the March 9, 2020, Business Combination Agreement pursuant to which Engine acquired Winview, Engine agreed to indemnify Winview’s directors for any claims arising out of their service as directors for Winview. This matter was settled in September 2023.

In July of 2021, Winview Inc. filed separate patent infringement lawsuits against DraftKings Inc. and FanDuel, Inc in the United States District Court for the District of New Jersey, alleging that Sportsbook and Daily Fantasy Sports offerings of DraftKings and FanDuel infringe four of Winview’s patents. These actions seek the recovery of damages and other appropriate relief. Draft Kings and FanDuel have filed motions to dismiss, which are pending, and the court’s review of these motions has been suspended pending the outcome of inter partes review proceedings filed with the United States Patent Office regarding some of the patents involved in these actions. In September of 2023, in connection with the settlement of the Lockton action, Winview Inc. transferred patents, including the four that are subject of the District Court actions, to an independent entity, WinView IP Holdings, LLC, which has assumed responsibility for the prosecution of these actions.

By Order to Continue dated May 5, 2022, Engine was substituted in as the plaintiff in a matter pending in the Ontario Superior Court of Justice, seeking recovery of $2.1 million (€1.9 million) of principal and additional amounts of accrued interest under promissory notes acquired by Engine. The matter is in the discovery stage.

The outcomes of pending litigations in which the Company is involved are necessarily uncertain as are the Company’s expenses in prosecuting and defending these actions. From time to time the Company may modify litigation strategy and/or the terms on which it retains counsel and other professionals in connection with such actions, which may affect the outcomes of and/or the expenses incurred in connection with such actions.

The Company is subject to various other claims, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of such matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, operations, or liquidity.

The outcomes of pending litigations in which the Company is involved are necessarily uncertain as are the Company’s expenses in prosecuting and defending these actions. From time to time the Company may modify litigation strategy and/or the terms on which it retains counsel and other professionals in connection with such actions, which may affect the outcomes of and/or the expenses incurred in connection with such actions.

The Company is subject to various other claims, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of such matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “GAME”.

Dividends

The Company has not paid any dividends since its incorporation. Any determination to pay any future dividends will remain at the discretion of the Board and will be made based on the Company’s financial condition and other factors deemed relevant by the Board. There are currently no restrictions on the ability of the Company to pay dividends except as set out under the Company’s governing documents. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders

As of April 12, 2024, there were 887 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity Compensation Plans Not Approved by Shareholders	-	N/A	N/A
Equity Compensation Plans Approved by Shareholders
Stock Options (1)	416,621 249,819	CAD$19.34 USD$5.26	632,473
RSUs (2)	664,597	N/A	402,550

Total	1,331,037		1,035,023

Note:

(1)	The stock option plan is considered a “rolling” or “evergreen” stock option plan since the Corporation will be authorized to grant stock options of up to 10% of its issued and outstanding Common Shares at the time of the stock option grant, from time to time, with no vesting provisions and after taking into account any stock options or RSUs outstanding. The number of options available to grant increases as the number of issued and outstanding Common Shares increases. As of December 31, 2023, the number of options available to grant amounted to 1,298,913 Common Shares, being 10% of the outstanding Common Shares as of December 31, 2023.

(2)	Subject to the adjustment provisions provided for in the RSU plan and applicable rules and regulations of all regulatory authorities to which the Corporation is subject (including any stock exchange), the total number of Common Shares that may be reserved for issue in connection with the RSUs granted pursuant to the RSU plan shall not exceed 1,067,147 Common Shares, being 10% of the total number of issued and outstanding Common Shares on the date the RSU plan was adopted by the Board.

As of December 31, 2023, the number of stock options and RSUs outstanding that were issued under the Stock Option plan and RSU plan, respectively, represents approximately 5.13% and 5.12% of the 12,989,128 of the outstanding Common Shares as of December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, all references in this section to the “Company,” “GameSquare,” “we,” “us,” or “our” refer to GameSquare Holdings, Inc. and its subsidiaries and/or the management and employees of the Company.

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. Our end-to-end platform includes GCN, a digital media company focused on gaming and esports audiences, Swingman LLC dba as Cut+Sew, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, NextGen Tech, LLC, dba as Complexity Gaming (“Complexity”), a leading esports organization, GameSquare Esports Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

GameSquare Holdings, Inc. (formerly Engine Gaming and Media, Inc.), (NASDAQ: GAME; TSXV: GAME) completed its plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

GameSquare Esports, Inc was traded on the Canadian Securities Exchange (CSE) under the symbol “GSQ” and on the OTCQB Venture Market in the Unites States under the symbol “GMSQF” until April 11, 2023.

Outlook

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to March 2024, the Company has completed five acquisitions and divested two non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

The combination of Engine Gaming’s best-in-class technology assets with GameSquare’s award-winning agency and creative capabilities, allows the Company to offer unparalleled insight into consumer behaviors. It also allows GameSquare to develop data-driven creative strategies, and measure and optimize campaigns towards customer acquisition goals in real-time - creating impactful marketing solutions that drive ROI for its customers.

The Company has invested in its sales organization and continues to see significant growth in the number, and the size, of requests for proposals within its agency businesses. The Company’s financial profile compares very favorably against its esports peers, as well as other companies seeking to engage with youth audiences.

The Company believes enterprise growth may come as a result of synergistic approaches to combining the strengths of its multiple SaaS companies that it can present as a unified offering to the market.

Brands

Zoned

Zoned Gaming is a marketing agency dedicated to bridging the gap between gaming and pop-culture. They work with endemic and non-endemic brands alike, helping them identify their lane and build equity in the constantly changing world of gaming and esports.

Code Red

Code Red is an authentic esports media agency that is passionate about esports and video games. Since 2003, Code Red has produced major esports events, sourced, and hired esports and gaming talent, developed esports related content (that has gone out to over 1 million viewers), managed major esports teams, conducted a wide range of ongoing and ad-hoc strategic consultancy projects, and managed countless marketing campaigns.

GCN

GCN is a media group dedicated to gaming and esports. GCN builds bespoke strategy solutions for reaching young gaming & esports audiences from content creation to full-scale tournaments for any endpoint be it social, broadcast TV or live stream.

Fourth Frame Studios

Rooted in gaming, youth, and popular culture, Fourth Frame Studios is a multidisciplinary creative and production studio that specializes in telling stories for a multi-dimensional audience. Fourth Frame Studios builds meaningful and diverse content systems fueled by best-in-class creatives and production resources, that truly get what gamers and youth audiences want.

Mission Supply

Mission Supply operates at the intersection of gaming, esports, and fashion design filling a need for fans seeking high quality merchandise that represents their favorite teams, organizations, and brands within the gaming ecosystem by providing merchandise and consumer product design, marketing, and sales consultation to brands and esports organizations seeking to reach large and growing gaming and youth demographics.

Complexity

Complexity Gaming, is one of North America’s longest-standing esports organizations. Complexity’s esports teams have won more than 140 championships in nearly 30 game titles over its 20-year history. Staunchly committed to passion, professionalism, and a player-first mentality, Complexity has been continuously recognized as a global leader in modern esports.

Frankly

Frankly Inc. (“Frankly”), through its wholly-owned subsidiary Frankly Media, LLC, provides a complete suite of solutions that give publishers a unified workflow for the creation, management, publishing and monetization of digital content to any device, while maximizing audience value and revenue.

Frankly’s products include a ground-breaking online video platform for Live, Video-on-Demand (“VOD”) and Live-to-VOD workflows, a full-featured content management system with rich storytelling capabilities, as well as native apps for iOS, Android, Apple TV, Fire TV and Roku.

Frankly also provides comprehensive advertising products and services, including direct sales and programmatic ad support. With the release of its serverside ad insertion (SSAI) platform, Frankly has been positioned to help video producers take full advantage of the growing market in addressable advertising.

Sideqik

Sideqik, Inc. (“Sideqik”), is an influencer marketing platform that offers brands, direct marketers, and agencies tools to discover, connect and execute marketing campaigns with content creators. Sideqik’s end-to-end solutions offer marketers advanced capabilities to discover influencers with demographic and content filtering; connect and message influencers; share marketing collateral such as campaign briefs, photos, logos, videos; measure reach, sentiment, and engagement across all major social media platforms; and evaluate earned media value and return on investment across the entire campaign.

Stream Hatchet

Stream Hatchet is the leading provider of data analytics for the live streaming industry. With a suite of services, encompassing a user-friendly SaaS platform, custom reports, and strategic consulting, Stream Hatcher is a trusted guide for those navigating the dynamic landscape of live streaming. With up to seven years of historical data with minute-level granularity from 20 platforms, Stream Hatchet provides stakeholders in the live-streaming industry with powerful insights to drive innovation and growth. Stream Hatchet partners with a diverse clientele - from video game publishers and marketing agencies to esports organizers and teams - who rely on the company’s cutting-edge data analytics to optimize their marketing strategies, secure lucrative sponsorships, enhance esports performance, and build successful tournaments.

Recent Developments

Merger Agreement

On March 7, 2024 (the “Closing Date”), GameSquare Holdings, Inc., a Delaware corporation (and prior to the Domestication (as defined below), a British Columbia corporation) (the “Company” or “GameSquare”), consummated the previously announced merger (the “Closing”) of FaZe Holdings Inc., a Delaware corporation (“FaZe”), pursuant to that certain Agreement and Plan of Merger, dated October 19, 2023 (as amended, the “Merger Agreement”), by and among the Company, FaZe and GameSquare Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of GameSquare (“Merger Sub”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated December 19, 2023, by and among the Company, FaZe and Merger Sub (the “Amendment to Merger Agreement”). The consummation of the Merger involved (i) prior to the Closing, the continuance of GameSquare from the laws of the Province of British Columbia to the laws of the State of Delaware so as to become a Delaware corporation (the “Domestication”) and (ii) the merger of Merger Sub with and into FaZe, with FaZe continuing as the surviving corporation and wholly-owned subsidiary of GameSquare (the “Merger”), as well as the other transactions contemplated in the Merger Agreement.

Merger Consideration

At the effective time of the Merger (the “Effective Time”): (i) each outstanding share of FaZe common stock, par value $0.0001 per share (the “FaZe Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares held in treasury by FaZe or held directly by GameSquare or Merger Sub (which such shares were cancelled)) was converted into the right to receive 0.13091 (the “Exchange Ratio”) of a fully paid non-assessable share of common stock, par value $0.0001 per share, of GameSquare (the “GameSquare Common Stock”) and, if applicable, cash in lieu of fraction shares of FaZe Common Stock, subject to applicable withholding, (ii) each share of common stock, par value $0.001 per share, of Merger Sub that was issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of common stock, par value $0.001 per share, of FaZe Common Stock.

Treatment of Equity Awards

In addition, effective as of immediately prior to the Effective Time, all of the outstanding FaZe equity awards, including options to purchase shares of FaZe Common Stock, each share of FaZe Common Stock subject to vesting, repurchase or other lapse of restrictions, and each FaZe restricted stock unit convertible into shares of FaZe Common Stock, was assumed by GameSquare and converted into GameSquare equity awards on substantially the same terms, except that the assumed equity awards will cover a number of shares of GameSquare Common Stock and, if applicable, have an exercise price determined using the Exchange Ratio.

Also at the Effective Time, all outstanding warrants to purchase shares of FaZe Common Stock were assumed by GameSquare and converted into warrants to purchase shares of GameSquare Common Stock on substantially the same terms, except that the assumed warrants cover a number of shares of GameSquare Common Stock, and have an exercise price, determined using the Exchange Ratio.

Post-Closing Governance

In connection with the Merger and in accordance with the Merger Agreement, effective as of the Closing, the board of directors of the Company (the “Board”) increased the size of the Board from six to nine members and appointed Paul Hamilton and Nick Lewin (each, a “New Director” and collectively, the “New Directors”), who were previously members of FaZe’s board of directors, to serve on the Board, in each case, to hold office until their successors are duly elected and qualified or their earlier death, resignation or removal. Following the appointment of the New Directors, there remains one vacancy on the Board. Pursuant to the Merger Agreement, such vacancy is to be filled at such time that the Board duly elects an individual to serve in such capacity in accordance with the Bylaws and the terms of the Merger Agreement. It has not yet been determined on which committees of the Board Mr. Hamilton and Mr. Lewin will serve.

PIPE Financing

Substantially concurrently with the consummation of the Merger, the Company completed its previously announced private placement in public equity financing (the “PIPE Financing”). In connection with the PIPE Financing, the Company entered subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company issued to the PIPE Investors an aggregate of 7,194,244 units at a purchase price per unit of $1.39, for aggregate gross proceeds of $10.0 million. Each unit consists of one share of GameSquare Common Stock and a warrant to purchase 0.15 shares of GameSquare Common Stock. As a result, the Company issued an aggregate of 7,194,224 shares of GameSquare Common Stock (the “PIPE Shares”) and warrants to purchase up to 1,079,136 shares of GameSquare Common Stock (the “PIPE Warrants) pursuant to the PIPE Financing. Each whole PIPE Warrant is exercisable for one share of GameSquare Common Stock at an exercise price of $1.55 per share for a period of five years after the Closing Date.

The PIPE Shares and PIPE Warrants are subject to a four month hold period under Canadian securities laws expiring four months following the Closing Date. The PIPE Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any U.S. state securities laws, and were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. The securities may not be offered or sold in the United States absent registration or pursuant to an exemption from the registration requirements of the Securities Act and applicable U.S. state securities laws.

The Company also entered into Registration Rights Agreements with the PIPE Investors (the “Registration Rights Agreements”). The Registration Rights Agreements provide, among other things, that the Company will as promptly as reasonably practicable, and in any event no later than 150 days after the Closing Date (the “Filing Deadline”), file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares and the shares of GameSquare Common Stock underlying the PIPE Warrants issued to the PIPE Investors, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the Filing Deadline if the SEC notifies the Company that it will “review” such registration statement and (ii) the fifth business day after the date the Company is notified (orally or in writing) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

The Company had previously entered into a backstop agreement (the “Backstop Agreement”) with Goff Jones Strategic Partners, LLC (formerly known as Goff & Jones Lending Co, LLC) (“Goff Jones”), to purchase common stock to ensure the PIPE was fully subscribed. The Backstop Agreement was originally announced on October 20, 2023. A total of $6.0 million of securities were issued to Goff Jones in connection with the Backstop Agreement.

Complexity Membership Interest Purchase Agreement

On March 1, 2024, Global Esports Properties, LLC, a Delaware limited liability company (“Buyer”), GameSquare Esports (USA), Inc., a Nevada corporation (“Seller”) and sole member of NextGen Tech, LLC, a Texas limited liability company doing business as Complexity Gaming, and GameSquare Holdings, Inc., a corporation formed under the laws of the province of Ontario (“Beneficial Owner”) (together, the “Parties”) entered into a Membership Interest Purchase Agreement (the “MIPA”) for the purchase of all issued and outstanding interests (the “Interests”) of NextGen Tech, LLC, a Texas limited liability company doing business as Complexity Gaming (the “Transaction”).

The purchase price for the acquired Interests was $10.4 million, subject to final determination and adjustment pursuant to the purchase price adjustment mechanism set forth in the MIPA (the “Purchase Price”). $0.8 million of the Purchase Price was paid in cash at closing and the remainder was paid at closing by delivery of a secured subordinated promissory note (the “Note”) in favor of the Seller in the principal amount of $9.6 million (the “Principal Amount”). Under the Note, the Company is required pay the Principal Amount of the Note, together with all accrued interest (accrued at a rate equal to 3% per annum), fees, premium, charges, costs, and expenses no later than thirty-six (36) months from the date of the Note.

The Note is secured pursuant to a Security Agreement (the “Security Agreement”), which provides for a security interest in Buyer’s collateral (as defined in the Security Agreement) to secure any and all indebtedness, obligations, liabilities, and undertakings under or in respect of the Note.

The Parties’ obligation to complete the Transaction contemplated by the MIPA is subject to certain conditions, including approval by TSXV, which is still outstanding. Accordingly, the Transaction described herein is subject to risk of completion.

The MIPA contains customary representations, warranties, indemnification obligations and agreements of the Parties.

Disposition of certain Frankly Media LLC, assets

The Company announced that on November 9, 2023, GameSquare and its Frankly Media LLC subsidiary (“Frankly”) entered into a definitive agreement with SoCast, Inc. (“SoCast”) for SoCast’s acquisition of Frankly’s radio business assets. Frankly provides an online content management platform and related content services for approximately 700+ radio stations. In exchange for the Frankly technology platform and customer accounts, SoCast has agreed to pay Frankly $3.3 million, which includes $2.8 million upon closing of the transaction and contingent consideration receivable, with a transaction closing date fair value of $0.5 million, based on future revenue derived from the radio assets. The transaction closed on December 29, 2023.

Convertible Note Refinance

On December 29, 2023, the Company retired the convertible debenture in the principal amount of $5.0 million, dated February 24, 2021, issued to EB Acquisition Company, LLC (“EB”) by the Company (the “EB Debenture”), and the related Security Agreements between Frankly Media, Frankly Co., Franky, Inc., and EB dated January 6, 2020, and between the Company and EB dated December 1, 2020; and the Company entered into a $5.8 million convertible note (the “Convertible Note”) and security agreement (the “Security Agreement”), dated as of December 29, 2023, with EB affiliate, King Street Partners LLC (“King Street”), that bears interest at 12.75%, has a two-year term, and is convertible at the holder’s option into common shares of Company at a price of $5.00 per share (subject to standard anti-dilution provisions).

Completion of the plan of Arrangement

On April 11, 2023, the Company announced that it completed its previously announced plan of arrangement (the “Arrangement”) with Engine Gaming and Media, Inc. (“Engine”) resulting in Engine acquiring all of the issued and outstanding securities of the Company. As a result of the completion of the Arrangement, GameSquare Esports’s common shares have been halted from trading on the Canadian Securities Exchange and will be subsequently delisted. The combined entity is now known as GameSquare Holdings, Inc. (“GameSquare Holdings”) with shares traded on the Nasdaq Capital Market and TSX Venture Exchange under the ticker symbol GAME.

Prior to the closing of the Arrangement, Engine closed a public offering of 7,673,000 subscription receipts (the “Subscription Receipts”) at an issue price of $1.25 per Subscription Receipt, including the partial exercise of an over-allotment option, for aggregate gross proceeds of $9.6 million. As a result of the closing of the Arrangement, the Subscription Receipts were consolidated on the same ratio as the Consolidation (as discussed below) and automatically exchanged on a one-to-one basis for common shares of the GameSquare Holdings without any further action on the part of the holder and without payment of additional consideration. GameSquare Holdings enacted a reverse stock split to consolidate (the “Consolidation”) the outstanding common shares on the basis of one new common share for every four existing common shares. As a result, GameSquare Holdings had approximately 12.9 million shares outstanding following completion of the Consolidation, the Arrangement and the conversion of the Subscription Receipts.

Pursuant to the Arrangement, all the common shares of the Company were acquired in exchange for post consolidation common shares of GameSquare Holdings based on a 1-for-0.020655 exchange ratio.

The management team of GameSquare Holdings includes Justin Kenna as Chief Executive Officer, Lou Schwartz as President, Mike Munoz as Chief Financial Officer, Sean Horvath as Chief Revenue Officer, Tyler “Ninja” Blevins as Chief Innovation Officer, John Wilk as General Counsel, and Matt Ehrens as Chief Technology Officer.

Other Highlights

On March 24, 2023 and December 29, 2023, an aggregate of 72,409 shares were issued in settlement of outstanding amounts payable of $0.2 million.

On April 11, 2023, 6,380,083 shares of the Company were issued for the completion of the Arrangement (see Note 4).

On April 3 and 10, 2023, an aggregate of 29,929 shares of the Company were issued to settle legal matters.

On March 10, 2023, 29,359 common shares of the Company were issued for contingent consideration on the acquisition of Cut+Sew (see Note 22(a)).

During the year ended December 31, 2023, 125,148 shares were issued upon the vesting of RSUs.

Results of Operations:

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022	Variance
Revenue	$51,997,642	$28,082,009	$23,915,633
Cost of revenue	38,551,874	18,425,393	20,126,481
Gross profit	13,445,768	9,656,616	3,789,152
Operating expenses:
General and administrative	21,553,039	17,450,879	4,102,160
Selling and marketing	6,481,027	7,089,595	(608,568)
Research and development	2,149,529	-	2,149,529
Depreciation and amortization	3,294,015	2,306,661	987,354
Restructuring charges	545,456	-	545,456
Goodwill and intangible asset impairment	7,024,000	701,423	6,322,577
Other operating expenses	3,065,021	355,417	2,709,604
Total operating expenses	44,112,087	27,903,975	16,208,112
Loss from continuing operations	(30,666,319)	(18,247,359)	(12,418,960)
Other income (expense), net:
Interest expense	(696,028)	(169,570)	(526,458)
Loss on debt extinguishment	(2,204,737)	-	(2,204,737)
Change in fair value of convertible debt carried at fair value	538,354	-	538,354
Change in fair value of investment	(515,277)	-	(515,277)
Change in fair value of warrant liability	968,757	-	968,757
Arbitration settlement reserve	1,041,129	-	1,041,129
Other income (expense), net	(103,463)	35,273	(138,736)
Total other income (expense), net	(971,265)	(134,297)	(836,968)
Loss from continuing operations before income taxes	(31,637,584)	(18,381,656)	(13,255,928)
Income tax benefit	55,096	304,369	(249,273)
Net loss from continuing operations	(31,582,488)	(18,077,287)	(13,505,201)
Net income (loss) from discontinued operations	300,061	(29,841)	329,902
Net loss	(31,282,427)	(18,107,128)	(13,175,299)
Net income attributable to non-controlling interest	-	(13,718)	13,718
Net loss attributable to GameSquare Holdings, Inc.	$(31,282,427)	$(18,120,846)	$(13,161,581)

Revenue

The following table disaggregates revenue by revenue stream and geographic region for the years ended December 31, 2023, and 2022.

	Year ended December 31, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$10,694,261	$-	$10,694,261
Agency	2,853,754	8,667,147	-	11,520,901
SaaS + Advertising	-	27,594,868	2,187,612	29,782,480
Total Revenue	2,853,754	46,956,276	2,187,612	51,997,642
Cost of sales
Teams	-	7,350,015	-	7,350,015
Agency	2,065,375	6,012,551	-	8,077,926
SaaS + Advertising	-	22,879,308	244,625	23,123,933
Total Cost of sales	2,065,375	36,241,874	244,625	38,551,874
Gross profit
Teams	-	3,344,246	-	3,344,246
Agency	788,379	2,654,596	-	3,442,975
SaaS + Advertising	-	4,715,560	1,942,987	6,658,547
Total Gross profit	$788,379	$10,714,402	$1,942,987	$13,445,768

	Year ended December 31, 2022
Segment	United Kingdom	USA	Mexico	Total
Revenue
Teams	$-	$9,490,318	$99,848	$9,590,166
Agency	4,976,874	13,514,969	-	18,491,843
Total Revenue	4,976,874	23,005,287	99,848	28,082,009
Cost of sales
Teams	-	5,143,592	51,951	5,195,543
Agency	4,035,575	9,194,275	-	13,229,850
Total Cost of sales	4,035,575	14,337,867	51,951	18,425,393
Gross profit
Teams	-	4,346,726	47,897	4,394,623
Agency	941,299	4,320,694	-	5,261,993
Total Gross profit	$941,299	$8,667,420	$47,897	$9,656,616

Revenue

Revenues for the year ended December 31, 2023, were $52.0 million, in comparison to $28.1 million for the year ended December 31, 2022. The increase was primarily related to $29.8 million attributed to Engine post-acquisition which is represented in the SaaS + Advertising segment in the above table.

Team Revenue

Team revenue for the year ended December 31, 2023, was $10.7 million, in comparison to $9.6 million for the year ended December 31, 2022. The increase was primarily related to increased sticker revenue over the prior year.

Agency Revenue

Agency revenue for the year ended December 31, 2023, was $11.5 million, in comparison to $18.5 million for the year ended December 31, 2022. The decrease was primarily due to a material drop off in brand and advertising spend that impacted many in the industry and led to mass layoffs.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the year ended December 31, 2023, was $29.8 million, in comparison to zero for the year ended December 31, 2022. The increase was due to the acquisition of Engine and revenue contribution from April 11, 2023 to December 31, 2023.

Update on 2023 Guidance

The Company had previously announced, subsequent to the closing of the Arrangement, pro-forma annual revenue guidance of $75 million. When including Engine revenue for the period from January 1, 2023 to April 11, 2023 of $8.8 million, pro-forma 2023 revenue amounted to approximately $61 million. The miss of $14 million was primarily driven by the decline in Agency revenue for reasons explained above.

Cost of Sales

Cost of sales for the year ended December 31, 2023, was $38.6 million, in comparison to $18.4 million for the year ended December 31, 2022. The increase of $20.1 million was primarily due the acquisition of Engine and cost of sales from April 11, 2023 to December 31, 2023 of $23.1 million. This was partially offset by a $3.0 million reduction in cost of sales primarily driven by the reduction in Agency revenue explained above.

Operating expenses

General and administrative

General and administrative expenses for the year ended December 31, 2023, were $21.6 million, in comparison to $17.5 million for the year ended December 31, 2022. The $4.1 million increase was primarily the result of an increase in expenses from the operations of Engine that did not impact the comparative period.

Selling and marketing

Selling and marketing expenses for the year ended December 31, 2023, were $6.5 million, in comparison to $7.1 million for the year ended December 31, 2022. The $0.6 million decrease was primarily due to our cost reduction initiatives in 2023. In the 2022 period, significant investments were made by the Company to drive sales and align with sponsor deliverables including in person events. The decrease is offset by an increase in expenses from the operations of Engine that did not impact the comparative period.

Research and development

Research and development expenses for the year ended December 31, 2023, were $2.1 million, in comparison to $0 for the year ended December 31, 2022. The $2.1 million increase was the result of an increase in expenses from the operations of Engine that did not impact the comparative period.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2023, were $3.3 million, in comparison to $2.3 million for the year ended December 31, 2022. The $1.0 million increase was primarily the result of an increase in expenses from the operations of Engine that did not impact the comparative period.

Restructuring charges

Restructuring charges for the year ended December 31, 2023, were $0.5 million, in comparison to zero for the year ended December 31, 2022. The $0.5 million increase was due cost reduction initiatives in 2023 and related restructuring of operations with the integration of GameSquare and Engine.

Goodwill and intangible asset impairment

Goodwill and intangible asset impairment expense was $7.0 million for the year ended December 31, 2023, in comparison to $0.7 million for the year ended December 31, 2022. After considering the impact of the sale of the Frankly radio assets on projected sales and assumptions of future growth, as part of our 2023 annual impairment assessment, we concluded goodwill related to Frankly was impaired. We recognized an impairment charge of $7.0 million for the year ended December 31, 2023. We impaired the remaining Code Red intangible assets by $0.7 million during the year ended December 31, 2022, to reflect continued delays in growing its gross and net margins as expected at the time of the acquisition in March 2020.

Other operating expenses

Other operating expenses for the year ended December 31, 2023, were $3.1 million, in comparison to $0.4 million for the year ended December 31, 2022. The $2.7 million increase was primarily due to transaction costs of $3.0 million from the Engine acquisition, in-process acquisition of FaZe Clan, and disposal of Frankly radio assets, that did not impact the comparative period.

Other income and expenses

Interest expense

Interest expense for the year ended December 31, 2023 was $0.7 million, in comparison to $0.2 million for the year ended December 31, 2022. The $0.5 million increase was attributable to interest expense on convertible debt acquired in connection with the acquisition of Engine and line of credit that was closed in September 2023. We did not have comparable debt instruments outstanding during the comparative period.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $2.2 million during the year ended December 31, 2023, due to the extinguishment of the EB CD as part of the Convertible Note Refinance. There were no debt extinguishments during the year ended December 31, 2022.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt gain for the year December 31, 2023, was $0.5 million in comparison to zero for the year ended December 31, 2022. Prior to the Engine acquisition, we did not have any convertible debt. The change represents adjusting the convertible debt to fair value at the end of the reporting period, primarily driven by changes in our share price at the end of the period.

Change in fair value of investment

Change in fair value of investment for the year December 31, 2023, was $0.5 million in comparison to zero for the year ended December 31, 2022. Prior to the Engine acquisition, we did not have any investments. The change represents an observable price change in our investment accounted for under the measurement alternative of ASC 321 during the year ended December 31, 2023.

Change in fair value of warrant liability

Change in fair value of warrant liability gain was $1.0 million for the year ended December 31, 2023, versus zero in the comparative period. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price at the end of the period.

Arbitration settlement reserve

Arbitration settlement reserve was $1.0 million gain for the year ended December 31, 2023, compared to zero in the comparative period. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price at the end of the period.

Income tax benefit

Income tax benefit for the year ended December 31, 2023, was $55 thousand, in comparison to $0.3 million for the year ended December 31, 2022. The change was trivial between the two periods and relates to change in deferred tax liabilities during the year.

Net income (loss) from discontinued operations

Net income from discontinued operations for the year ended December 31, 2023, was $0.3 million, in comparison to a net loss of $30 thousand for the year ended December 31, 2022. The net income in 2023 was primarily comprised of gains from the abandoned business operations of Winview, a former operating entity of Engine. In the third quarter of 2023, litigation with the founder of the patent portfolio held by Winview was settled. In connection with that settlement, promissory notes issued by Winview were forgiven. The net loss in 2022 was related to the loss on the disposition of Biblos.

Management’s use of Non-GAAP Measures

This MD&A contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA,” that are not recognized under accounting principles generally accepted in the United States of America (“GAAP”) and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the section entitled “Reconciliation of Non-GAAP Measures” below.

We believe EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “EBITDA” as net income (loss) before (i) depreciation and amortization; (ii) income taxes; and (iii) interest expense.

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and other non-cash items, including, but not limited to (i) share based compensation expense, (ii) transaction costs related to merger and acquisition activities, (iii) arbitration settlement reserves and other non-recurring legal settlement expenses, (iv) restructuring costs, primarily comprised of employee severance resulting from integration of acquired businesses, (v) impairment of goodwill and intangible assets, (vi) gains and losses on extinguishment of debt, (vii) change in fair value of assets and liabilities adjusted to fair value on a quarterly basis, and (viii) gains and losses from discontinued operations.

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Year ended December 31,
	2023	2022
Net loss	$(31,282,427)	$(18,107,128)
Interest expense	696,028	169,570
Income tax benefit	(55,096)	(304,369)
Amortization and depreciation	3,294,015	2,306,661
Share-based payments	1,735,630	1,599,909
Change in provision for reclamation deposit	-	16,895
Transaction costs	3,019,373	-
Arbitration settlement reserve	(1,041,129)	-
Restructuring costs	545,456	-
Legal settlement	186,560	-
Gain on disposition of assets	(40,794)	-
Impairment on goodwill and intangibles	7,024,000	701,423
Loss on extinguishment of debt	2,204,737	-
Change in fair value of contingent consideration	45,648	338,522
Change in fair value of investment	515,277	-
Change in fair value of warrant liability	(968,757)	-
Change in fair value of convertible debt carried at fair value	(538,354)	-
Loss on disposition of assets available for sale	-	29,841
Gain from discontinued operations	(300,061)	-
Adjusted EBITDA	$(14,959,894)	$(13,248,676)

Liquidity and Capital Resources

Overview

The financial statements have been prepared on a going-concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. Continuing operations, as intended, are dependent on management’s ability to raise required funding through future equity issuances, its ability to acquire business interests and develop profitable operations or a combination thereof, which is not assured, given today’s volatile and uncertain financial markets. We may revise programs depending on our working capital position.

Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. Our liquidity and operating results may be adversely affected if our access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or as a result of conditions specific to the Company.

We regularly evaluate our cash position to ensure preservation and security of capital as well as maintenance of liquidity. As we do not presently generate sufficient revenue to cover costs, managing liquidity risk is dependent upon the ability to reduce monthly operating cash outflow and secure additional financing. The recoverability of the carrying value of the assets and our continued existence is dependent upon our ability to raise financing in the near term, and ultimately the achievement of profitable operations.

As of December 31, 2023, we had a working deficit of $13.9 million, compared to $0.4 million as of December 31, 2022. The decrease in the working capital resulted mostly from the liabilities related to the Engine acquisition as well as from the Company’s use of cash in operating activities as described in the cash flows section. We have not yet realized profitable operations and have incurred significant losses to date resulting in a cumulative deficit of $73.4 million as of December 31, 2023 (December 31, 2022: $42.1 million).

We have plans to raise additional funds. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, our ability to raise additional funds through financing, those related to consumer demand and acceptance of our products and services, our ability to collect payments as they become due, achieving our internal forecasts and objectives, the economic conditions of the United States and abroad.

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the acquisition of Engine. As of December 31, 2023, our principal sources of liquidity were our cash in the amount of $3.0 million, available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the PIPE Financing on March 7, 2024.

Operating Activities

The Company used cash of $16.1 million in operating activities during the year ended December 31, 2023, compared with $11.8 million in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash provided by investing activities was $14.1 million for the year ended December 31, 2023, consisting of $11.3 million from the acquisition of Engine coupled with proceeds of $2.8 million from the disposal of the Frankly radio assets.

Net cash provided by investing activities was $18 thousand for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2023, which was primarily due to $4.5 million of proceeds from the line of credit and $0.2 million of proceeds from promissory notes payable, offset by $0.8 million of payments on the credit facility.

Net cash provided by financing activities was $6.8 million for the year ended December 31, 2022, which was primarily due to $6.3 million of proceeds from private placements and $0.8 million proceeds from the credit facility, offset by $0.1 million of payments on promissory note, and $0.1 million of share issuance costs.

Commitments and Contingencies

Management commitments

The Company is party to certain management contracts. These contracts require payments of approximately $0.6 million to be made upon the occurrence of a change in control and termination without cause to certain officers of the Company. The Company is also committed to payments upon termination without cause of approximately $1.1 million pursuant to the terms of these contracts. As a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

Former activities

The Company was previously involved in oil and gas exploration activities in Canada, the United States and Colombia. The Company ceased all direct oil and gas exploration activities in 2014. While management estimated that the exposure to additional liabilities from its former oil and gas activities over and above the reclamation deposits held in trust for the Alberta Energy Regulator of $0.3 million to be remote, the outcome of any such contingent matters is inherently uncertain.

Litigation and arbitration

We are subject to various claims, lawsuits and other complaints arising in the ordinary course of business. We record provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of such matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on our financial condition, operations, or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the results of operations or financial condition of the Company including, without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions.

Revenue recognition

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it transfers control of its services to a customer.

The following provides information about the nature and timing of the satisfaction of performance obligations in contracts with customers, including significant payment terms and related revenue recognition policies:

Talent representation service revenues

Talent representation service revenue is recorded on completion of the event in which the talent management service has been provided.

Influencer promotional fees

Influencer marketing and promotional fees are recognized over the period during which the services are performed. Revenue and income from custom service contracts are determined on the percentage of completion method, based on the ratio of contract timepassed in the reporting period over estimated total length of the contract.

Consulting fees and other revenues

Consulting fees and other revenues are recognized when the services have been performed.

Software-as-a-service

The Company enters into license agreements with customers for its content management system, video software, and mobile applications (Frankly), e-sports data platform (Stream Hatchet) and an influencer marketing platform (SideQik). These license agreements, generally non-cancellable, without paying a termination penalty, and multiyear, provide the customer with the right to use the Company’s application solely on a Company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support.

Revenue from these license agreements is recognized ratably over the license term. Early termination fees are recognized when a customer ceases use of agreed upon services prior to the expiration of their contract. These fees are recognized in full on the date the customer has completed their migration of the Company’s solutions and there is no continuing service obligation to the customer.

The Company charges its customers for the optional use of its content delivery network to stream and store videos. The revenue is recognized as earned based on the actual usage because it has stand-alone value and delivery is in control of the customer. The Company also charges its customers for the use of its ad serving platform to serve ads under local advertising campaigns. The Company reports revenue as earned based on the actual usage.

Advertising

Under national advertising agreements with advertisers, the Company sources, creates, and places advertising campaigns that run across the Company’s network of publisher sites. National advertising revenue, net of third-party costs, is shared with publishers based on their respective contractual agreements. The Company invoices national advertising amounts due from advertisers and remits payments to publishers for their share. Depending on the agreement with the publisher, the obligation to remit payment to the publisher is based on either billing to the advertiser or the collection of cash from the advertiser.

National advertising revenue is recognized in the period during which the ad impressions are delivered. The Company reports revenue earned through national advertising agreements either on a net or gross basis. The Company applies judgement in recognizing revenue earned through national advertising agreements on a net or gross basis based on the criteria as disclosed below.

Under national advertising agreements wherein the Company does not bear inventory risk and only has credit risk on its portion of the revenue, national advertising revenues are accounted for on a net basis and the publisher is identified as the customer. In select national advertising agreements with its publishers, the Company takes on inventory risk and additional credit risk. Under these agreements, the Company either a) provides the publisher with a guaranteed minimum gross selling price per advertising unit delivered, wherein the greater of the actual selling price or guaranteed minimum selling price is used in determining the publisher’s share or b) provides the publisher with a fixed rate per advertising unit delivered, wherein the publisher is paid the fixed rate per advertising unit delivered irrespective of the actual selling price. Under these national advertising agreements, national advertising revenues are accounted for on a gross basis with the advertiser identified as the customer and the publisher identified as a supplier, with amounts billed to the advertiser reported as revenue and amounts due to the publisher reported as a revenue sharing expense, within expenses.

Also included in advertising revenue is advertising revenue generated by the Company’s various owned and operated properties.

The Company assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. When the Company acts in the capacity of an agent rather than as the principal in a transaction, the revenue recognized is the net amount of commission made by the Company.

Deferred revenue consists of customer advances for Company services to be rendered that will be recognized as income in future periods.

Income taxes

Income tax on the profit or loss for the periods presented comprises current and deferred tax. Income tax is recognized in profit or loss except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.

Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year end, adjusted for amendments to tax payable with regards to previous years.

Deferred tax is provided using the liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of goodwill; the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit; and differences relating to investments in subsidiaries, associates, and jointly controlled entities to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the financial position reporting date applicable to the period of expected realization or settlement.

A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Investments

Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

In accordance with ASC 321 “Investments—Equity Securities” (“ASC 321”), equity securities which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the consolidated statements of operations and comprehensive loss.

Equity securities accounted for under the measurement alternative, the Company assesses the securities for impairment indicators, at least annually, or more frequently if there are any indicators of impairment. If the assessment indicates that the fair value of the investment is less than its carrying value, the investment is impaired and an impairment charge equal to the excess of the carrying value over the related fair value of the investment will be recorded.

Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price in a business combination requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations.

Impairment of long-lived assets and goodwill

Long-lived assets consist of property and equipment, right-of-use assets and intangible assets. The Company assesses for impairment of asset groups, including intangible assets, at least annually, or more frequently if there are any indicators for impairment.

Goodwill and indefinite life intangible assets are tested for impairment annually or when there is an indication that the asset may be impaired.

When a triggering event that occurred during the reporting period is identified, or when the annual impairment test is required, the Company may first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the Company determines it is more likely than not that goodwill is not impaired, an impairment test is not necessary. If an impairment test is necessary, management estimates the fair value of the Company. If the carrying value of the Company exceeds its fair value, goodwill is determined to be impaired, and an impairment charge equal to the excess of the carrying value over the related fair value of the Company will be recorded. If the qualitative assessment indicates that it is more likely than not that goodwill is not impaired, further testing is unnecessary.

Fair value option for convertible debt

The Company elected the Fair Value Option (“FVO”) for recognition of its convertible debt as permitted under ASC 825, Financial Instruments. Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations and comprehensive loss as incurred and not deferred. Changes in fair value of the convertible debt is recognized as a separate line in the consolidated statements of operations and comprehensive loss.

Contingencies

The Company estimates loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, and specific asset risks.

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, and other relevant market or price risks. We do not use derivative instruments to mitigate this risk.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to fair value risk with respect to debt which bears interest at fixed rates.

Foreign currency risk

Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations of financial instruments related to cash, accounts and other receivables, and accounts payable denominated in Euros, UK pound sterling as well as debt denominated in Canadian dollars.

Item 8. Financial Statements and Supplementary Data

GameSquare Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stakeholders of GameSquare Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GameSquare Holdings, Inc. (the Company or GSQ) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and current liabilities exceed current assets (or had a working capital deficiency of $13.9 million) that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

knowing you. Kreston GTA LLP is a partnership registered in Ontario, Canada.	8953-8965 Woodbine Avenue Markham, Ontario, L3R 0J9 66 Wellington Street Aurora, Ontario, L4G 1H8 krestongta.com	An independent member of the Kreston Global network

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reverse acquisition of Engine Gaming and Media, Inc.

Description of the Matter

As discussed in Note 4(a) to the financial statements, on April 11, 2023, GSQ completed its plan of arrangement with Engine Gaming and Media, Inc. (“Engine”) resulting in Engine acquiring 100% of the issued and outstanding securities of GSQ. The transaction was accounted for using the acquisition method of accounting under ASC 805, Business Combinations with GSQ being treated as the acquiring entity for accounting and financial reporting purposes. The total purchase consideration amounted to $41.2 million and resulted in recognition of goodwill and intangible assets in the amount of $25.6 million and $17.8 million respectively.

A key accounting judgment in evaluating the transaction is the determination of accounting acquirer. Given the complexity of evaluating the applicable accounting guidance, this aspect of the accounting for the transaction required especially subjective auditor judgment and an increased extent of effort.

The Company recognized and measured identifiable assets acquired and liabilities assumed in the acquiree at their fair values on the Company’s consolidated balance sheets, and the difference between the purchase consideration and the fair value of identifiable net assets acquired is recorded as goodwill. The determination of fair value of each asset acquired and liability assumed by management requires judgment and is based on estimated cash flow projections that utilize available market information, including discount rates. Performing audit procedures to evaluate the reasonableness of such assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to our evaluation of the Company’s determination of the accounting acquirer and the fair value of the assets acquired and liabilities assumed in the transaction included the following, among others:

■	We performed a walkthrough to understand Company’s controls over the accounting for the transaction which included understanding of management’s controls related to the conclusion on the accounting acquirer and related to the management’s engagement and review of the fair values of the assets acquired and liabilities assumed.
■	Evaluated management’s conclusion on the determination of accounting acquirer.
■	With the assistance of valuation specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) significant inputs such and discount rate, (3) tested the mathematical accuracy of the Company’s valuation models.
■	Evaluated the reasonableness of management’s assumptions including revenue growth rates.
■	Testing the fair values of assets acquired and liabilities assumed as at acquisition date.

Critical Audit Matters (continued)

Impairment of goodwill, intangible assets and other assets

Description of the Matter

The Company tests goodwill for impairment annually, as of December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units were tested for impairment by comparing their fair values to their carrying values. As discussed in Note 7 to the consolidated financial statements, as a result of the impairment assessment, the Company recorded an impairment loss of $7 million related to the Frankly reporting unit. The carrying value of goodwill as of December 31, 2023 was $16.3 million, of which $8.5 million related to the Frankly reporting unit. Auditing the Company’s goodwill impairment assessment was complex and required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the respective reporting units. Management used a combination of income- and market-based approaches to estimate the fair value of each reporting unit. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of reporting units due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions include forecasted revenues and the discount rate used to discount future cash flows. These significant assumptions related to the fair value of these reporting units are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

In testing the valuation of each reporting unit, we performed audit procedures that included, among others:

■	Obtaining an understanding of internal controls over the Company’s process for determining the fair value of reporting units used in the goodwill impairment assessment. This included controls over management’s development of the above-described assumptions used in the valuation model applied.
■	Evaluating the Company’s use of the income- and market-based approaches and testing the significant assumptions used in the model, as described above.
■	We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates.
■	We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information.
■	We involved valuation specialists to assist in evaluating the Company’s use of the income-and market-based approaches and selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ Kreston GTA LLP

We have served as the Company’s auditor since 2020.

Markham, Ontario, Canada

April 16, 2024

GameSquare Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Cash	$2,945,373	$977,413
Restricted cash	47,465	-
Accounts receivable, net	16,459,684	8,114,542
Government remittances	1,665,597	107,660
Contingent consideration, current	207,673	-
Prepaid expenses and other current assets	916,740	897,145
Total current assets	22,242,532	10,096,760
Investment	2,673,472	-
Contingent consideration, non-current	293,445	-
Property and equipment, net	2,464,633	3,001,883
Goodwill	16,303,989	-
Intangible assets, net	18,574,144	4,609,837
Right-of-use assets	2,159,693	2,495,333
Total assets	$64,711,908	$20,203,813
Liabilities and Shareholders’ Equity
Accounts payable	$23,493,472	$4,848,854
Accrued expenses and other current liabilities	5,289,149	3,180,208
Consideration payable	-	260,000
Players liability account	47,465	-
Deferred revenue	1,930,028	1,092,982
Current portion of operating lease liability	367,487	336,229
Credit facility payable	-	802,328
Line of credit	4,518,571	-
Warrant liability	102,284	-
Arbitration reserve	428,624	-
Total current liabilities	36,177,080	10,520,601
Convertible debt carried at fair value	8,176,928	-
Operating lease liability	1,994,961	2,362,448
Deferred tax liability	-	55,096
Total liabilities	46,348,969	12,938,145
Commitments and contingencies (Note 19)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 12,989,128 and 6,352,270 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	-	-
Additional paid-in capital	91,915,169	49,672,443
Accumulated other comprehensive loss	(132,081)	(269,053)
Accumulated deficit	(73,420,149)	(42,137,722)
Total shareholders’ equity	18,362,939	7,265,668
Total liabilities and shareholders’ equity	$64,711,908	$20,203,813

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2023	2022
Revenue	$51,997,642	$28,082,009
Cost of revenue	38,551,874	18,425,393
Gross profit	13,445,768	9,656,616
Operating expenses:
General and administrative	21,553,039	17,450,879
Selling and marketing	6,481,027	7,089,595
Research and development	2,149,529	-
Depreciation and amortization	3,294,015	2,306,661
Restructuring charges	545,456	-
Goodwill and intangible asset impairment	7,024,000	701,423
Other operating expenses	3,065,021	355,417
Total operating expenses	44,112,087	27,903,975
Loss from continuing operations	(30,666,319)	(18,247,359)
Other income (expense), net:
Interest expense	(696,028)	(169,570)
Loss on debt extinguishment	(2,204,737)	-
Change in fair value of convertible debt carried at fair value	538,354	-
Change in fair value of investment	(515,277)	-
Change in fair value of warrant liability	968,757	-
Arbitration settlement reserve	1,041,129	-
Other income (expense), net	(103,463)	35,273
Total other income (expense), net	(971,265)	(134,297)
Loss from continuing operations before income taxes	(31,637,584)	(18,381,656)
Income tax benefit	55,096	304,369
Net loss from continuing operations	(31,582,488)	(18,077,287)
Net income (loss) from discontinued operations	300,061	(29,841)
Net loss	(31,282,427)	(18,107,128)
Net income attributable to non-controlling interest	-	(13,718)
Net loss attributable to GameSquare Holdings, Inc.	$(31,282,427)	$(18,120,846)

Comprehensive loss, net of tax:
Net loss	$(31,282,427)	$(18,107,128)
Change in foreign currency translation adjustment	136,972	(405,034)
Comprehensive loss	(31,145,455)	(18,512,162)
Comprehensive income attributable to non-controlling interest	-	(13,718)
Comprehensive loss attributable to GameSquare Holdings, Inc.	$(31,145,455)	$(18,525,880)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(2.84)	$(3.26)
From discontinued operations	0.03	(0.01)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(2.81)	$(3.26)
Weighted average common shares outstanding - basic and diluted	11,119,900	5,557,690

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Additional paid-	Accumulated other comprehensive	Non-controlling	Accumulated	Shareholders’
	Shares	Par value	in capital	(loss) income	interest	deficit	equity
Balance, January 1, 2022	5,047,709	$-	$41,659,276	$135,981	$(90,474)	$(24,016,876)	$17,687,907
Private placements, net of issuance costs	1,236,311	-	6,238,377	-	-	-	6,238,377
Change in fair value of contingent consideration	-	-	78,522	-	-	-	78,522
Common shares issued upon vesting of RSUs	68,250	-	-	-	-	-	-
Warrants issued for credit facility	-	-	96,359	-	-	-	96,359
Non-controlling interest on sale of Biblos	-	-	-	-	76,756	-	76,756
Share-based compensation - options and RSUs	-	-	1,599,909	-	-	-	1,599,909
Other comprehensive loss	-	-	-	(405,034)	-	-	(405,034)
Net loss	-	-	-	-	13,718	(18,120,846)	(18,107,128)
Balance, December 31, 2022	6,352,270	$-	$49,672,443	$(269,053)	$-	$(42,137,722)	$7,265,668
Impact of rounding down after exchange for GSQ Esports	(70)	-	-	-	-	-	-
Issuance of common shares to settle contingent consideration	29,359	-	-	-	-	-	-
Acquisition of Engine	6,380,083	-	41,044,000	-	-	-	41,044,000
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	-	(900,818)	-	-	-	(900,818)
Shares issued for legal settlements	29,929	-	183,187	-	-	-	183,187
Common shares issued upon vesting of RSUs	125,148	-	-	-	-	-	-
Shares issued to settle outstanding amounts payable	72,409	-	180,727	-	-	-	180,727
Share-based compensation - options and RSUs	-	-	1,735,630	-	-	-	1,735,630
Other comprehensive income	-	-	-	136,972	-	-	136,972
Net loss	-	-	-	-	-	(31,282,427)	(31,282,427)
Balance, December 31, 2023	12,989,128	$-	$91,915,169	$(132,081)	$-	$(73,420,149)	$18,362,939

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,282,427)	$(18,107,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,294,015	2,306,661
Amortization of operating lease right-of-use assets	335,640	309,293
Shares issued for legal settlements	186,560	-
Gain on disposition of Frankly radio assets	(40,794)	-
Loss on disposition of assets held for sale	-	29,841
Gain on settlement of patent litigation	(635,480)	-
Change in fair value of contingent consideration	45,648	338,522
Change in fair value of investment	515,277	-
Change in fair value of warrant liability	(968,757)	-
Change in fair value of arbitration reserve	(1,041,129)	-
Change in provision for reclamation deposit	-	16,895
Change in fair value of convertible debt carried at fair value	(538,354)	-
Loss on debt extinguishment	2,204,737	-
Goodwill and intangible asset impairment	7,024,000	701,423
Bad debt	-	171,000
Change in deferred tax balances	(55,096)	(315,548)
Non-cash interest expense	-	411,789
Share-based compensation	1,735,630	1,599,909
Changes in operating assets and liabilities:
Accounts receivable, net	(880,481)	(5,272,960)
Government remittances	(493,834)	-
Prepaid expenses and other current assets	723,612	(177,628)
Reclamation deposits	-	(4,897)
Assets held for sale	-	(48,980)
Accounts payable, accrued expenses and other current liabilities	4,793,223	5,653,078
Consideration payable	(305,648)	-
Deferred revenue	(358,383)	765,937
Operating lease liability	(336,229)	(301,355)
Net cash used in operating activities	(16,078,270)	(11,924,148)
Cash flows from investing activities:
Purchase of property and equipment	(2,239)	(31,251)
Cash acquired in Engine acquisition	11,326,146	-
Disposal of Frankly radio assets	2,750,000	-
Disposal of assets held for sale	-	49,356
Net cash provided by investing activities	14,073,907	18,105
Cash flows from financings activities:
Proceeds from private placements	-	6,303,211
Payment of equity issuance costs	-	(64,834)
Proceeds from credit facility	-	750,000
Repayment of borrowings on credit facility	(750,000)	-
Proceeds from promissory notes payable	185,397	-
Repayment of borrowings on promissory notes payable	-	(149,442)
Proceeds (repayments) on line of credit, net	4,518,571	-
Net cash provided by financing activities	3,953,968	6,838,935
Effect of exchange rate changes on cash and restricted cash	65,820	16,289
Net increase (decrease) in cash and restricted cash	2,015,425	(5,050,819)
Cash and restricted cash, beginning of period	977,413	6,028,232
Cash and restricted cash, end of period	$2,992,838	$977,413

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2023	2022
Supplemental disclosure with respect to cash flows
Cash paid for interest expense	$561,335	$11,950
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	543,676	535,148

Supplemental disclosure of non-cash investing and financing activities:
Divestiture of Frankly assets in exchange for contingent consideration receivable	$501,118	$-
Shares, options, and warrants issued for acquisition of Engine	41,044,000	-
Reclassification of GSQ Esports Inc. warrants to warrant liability	900,818	-
Warrants issued for credit facility	-	96,359
Shares issued to settle legal and other amounts payable	367,287	-

Reconciliation of cash and restricted cash:

	December 31, 2023	December 31, 2022
Cash	$2,945,373	$977,413
Restricted cash	47,465	-
Cash and restricted cash shown in the consolidated statements of cash flows	$2,992,838	$977,413

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Notes to the Consolidated Financial Statements

1. Corporate information and going concern

(a) Corporate information

GameSquare Holdings, Inc. (formerly Engine Gaming & Media, Inc.) (“GameSquare” or the “Company”) is a corporation existing under the Business Corporations Act (British Columbia) (and was originally incorporated under the Business Corporations Act (Ontario) on April 8, 2011). The registered head office of the Company is 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.

GameSquare, (NASDAQ: GAME; TSXV: GAME) completed its plan of arrangement (the “Arrangement”) with GameSquare Esports, Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ (see Note 4).

The Arrangement constituted a reverse acquisition of the Company by GSQ with GSQ as the accounting acquirer and the Company as the accounting acquiree, under applicable securities laws and for accounting purposes under accounting principles generally accepted in the United States of America (“GAAP”). At completion of the Arrangement, Engine Gaming and Media, Inc. changed its name to GameSquare Holdings, Inc. As a result, the historical financial statements of the Company were replaced with the historical financial statements of GSQ. The number of shares prior to the reverse acquisition have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse acquisition.

GSQ was traded on the Canadian Securities Exchange (CSE) under the symbol “GSQ” and on the OTCQB Venture Market in the Unites States under the symbol “GMSQF” until April 11, 2023.

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, NextGen Tech, LLC, dba as Complexity Gaming (“Complexity”), a leading esports organization, GSQ dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

(b) Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the consolidated financial statements. Such adjustments could be material. It is not possible to predict whether the Company will be able to raise adequate financing or ultimately attain profit levels of operations.

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $73.4 million as of December 31, 2023 ($42.1 million as of December 31, 2022). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of December 31, 2023, the Company had a working capital deficiency of $13.9 million (as of December 31, 2022, a working capital deficiency of $0.4 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of, and for the years ended, December 31, 2023 and 2022.

(b) Principles of consolidation

The consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of December 31, 2023, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Frankly Inc.	Canada	100%	Canadian Dollar
Stream Hatchet S.L.	Spain	100%	Euro
Code Red Esports Ltd.	United Kingdom	100%	UK Pound
GameSquare Esports, Inc.	Canada	100%	Canadian Dollar
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100%	US Dollar
GCN Inc.	USA	100%	US Dollar
NextGen Tech, LLC	USA	100%	US Dollar
Swingman LLC (dba Zoned)	USA	100%	US Dollar
Mission Supply LLC	USA	100%	US Dollar
SideQik, Inc.	USA	100%	US Dollar

Non-controlling interests are measured initially at their proportionate share of the acquiree’s identifiable net assets at the date of acquisition. Changes in the Company’s interest in a subsidiary that does not result in a loss of control are accounted for as equity transactions. As of December 31, 2023, the Company has no subsidiaries for which a non-controlling interest exists.

(c) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) valuation of warrant liabilities; (ii) valuation of convertible debt; (iii) contingent liabilities; (iv) share-based compensation; (v) assumptions used in business combinations; and (vi) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

(d) Foreign currencies

The functional currency of the Company is the US Dollar (“USD”). The functional currencies of the Company’s subsidiaries are disclosed in Note 2(b) above. Our reporting currency is USD.

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (USD) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation gains and losses are included in other comprehensive income or loss within the consolidated statements of operations and comprehensive loss.

(e) Revenue recognition

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it transfers control of its services to a customer.

The following provides information about the nature and timing of the satisfaction of performance obligations in contracts with customers, including significant payment terms and related revenue recognition policies:

Talent representation service revenues

Talent representation service revenue is recorded on completion of the event in which the talent management service has been provided.

Influencer promotional fees

Influencer marketing and promotional fees are recognized over the period during which the services are performed. Revenue and income from custom service contracts are determined on the percentage of completion method, based on the ratio of contract time that has elapsed in the reporting period over estimated total length of the contract.

Consulting fees and other revenues

Consulting fees and other revenues are recognized when the services have been performed.

Software-as-a-service

The Company enters into license agreements with customers for its content management system, video software, and mobile applications (Frankly), e-sports data platform (Stream Hatchet) and an influencer marketing platform (SideQik). These license agreements, generally non-cancellable, without paying a termination penalty, and multiyear, provide the customer with the right to use the Company’s application solely on a Company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support.

Revenue from these license agreements is recognized ratably over the license term. Early termination fees are recognized when a customer ceases use of agreed upon services prior to the expiration of their contract. These fees are recognized in full on the date the customer has completed their migration of the Company’s solutions and there is no continuing service obligation to the customer.

The Company charges its customers for the optional use of its content delivery network to stream and store videos. The revenue is recognized as earned based on the actual usage because it has stand-alone value and delivery is in control of the customer. The Company also charges its customers for the use of its ad serving platform to serve ads under local advertising campaigns. The Company reports revenue as earned based on the actual usage.

Advertising

Under national advertising agreements with advertisers, the Company sources, creates, and places advertising campaigns that run across the Company’s network of publisher sites. National advertising revenue, net of third-party costs, is shared with publishers based on their respective contractual agreements. The Company invoices national advertising amounts due from advertisers and remits payments to publishers for their share. Depending on the agreement with the publisher, the obligation to remit payment to the publisher is based on either billing to the advertiser or the collection of cash from the advertiser.

National advertising revenue is recognized in the period during which the ad impressions are delivered. The Company reports revenue earned through national advertising agreements either on a net or gross basis. The Company applies judgement in recognizing revenue earned through national advertising agreements on a net or gross basis based on the criteria as disclosed below.

Under national advertising agreements wherein the Company does not bear inventory risk and only has credit risk on its portion of the revenue, national advertising revenues are accounted for on a net basis and the publisher is identified as the customer.

In select national advertising agreements with its publishers, the Company takes on inventory risk and additional credit risk. Under these agreements, the Company either a) provides the publisher with a guaranteed minimum gross selling price per advertising unit delivered, wherein the greater of the actual selling price or guaranteed minimum selling price is used in determining the publisher’s share or b) provides the publisher with a fixed rate per advertising unit delivered, wherein the publisher is paid the fixed rate per advertising unit delivered irrespective of the actual selling price. Under these national advertising agreements, national advertising revenues are accounted for on a gross basis with the advertiser identified as the customer and the publisher identified as a supplier, with amounts billed to the advertiser reported as revenue and amounts due to the publisher reported as a revenue sharing expense, within expenses.

Also included in advertising revenue is advertising revenue generated by the Company’s various owned and operated properties.

The Company assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. When the Company acts in the capacity of an agent rather than as the principal in a transaction, the revenue recognized is the net amount of commission made by the Company.

Deferred revenue consists of customer advances for Company services to be rendered that will be recognized as income in future periods.

(f) Cash and restricted cash

The Company maintains cash deposits with major banks, financial institutions, and other custodians. Deposits at each financial institution are insured in limited amounts by the Federal Deposit Insurance Corporation (“FDIC”). At times cash balances held at financial institutions are more than FDIC insured limits. Bank overdrafts that are repayable on demand and form an integral part of the Company’s cash management are included as a component of cash for the purpose of the statement of cash flows. Restricted cash is related to the players liability account within current liabilities and is presented as a separate category on the consolidated balance sheets.

(g) Accounts receivable and allowance for credit losses

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company follows the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are stated net of an allowance for doubtful accounts in the consolidated balance sheets. An allowance for doubtful accounts is established at origination and is based on the lifetime expected credit losses of the trade receivables in consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, and future economic outlook. The amount of any increase in the allowance for doubtful accounts is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable is uncollectible, it is written off against the allowance. Subsequent recoveries of amounts previously written off are credited to the consolidated statements of operations and comprehensive loss. The Company  had an allowance for doubtful accounts of $1.2 million and $0 as of December 31, 2023 and 2022, respectively.

(h) Prepaid expenses and other current assets

Prepaid expenses and other assets consist primarily of prepaid expenses such as insurance as well as acquisition costs of players and security deposits. Acquisition costs of players are amortized on a straight-line basis over the players’ contract terms.

(i) Property and equipment

Property and equipment are carried at historical cost less any accumulated depreciation and impairment losses. Historical cost includes the acquisition cost or production cost as well as the costs directly attributable to bringing the asset to the location and condition necessary for its use in operations. Property and equipment are depreciated at rates calculated to write off the cost of property and equipment, less their estimated residual value, over the estimated useful lives, as follows:

Computer equipment	3 to 5 years, straight-line
Furniture and fixtures	5 years, straight-line
Leasehold improvements	Term of the lease

Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

(j) Investments

Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

In accordance with ASC 321 “Investments—Equity Securities” (“ASC 321”), equity securities which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the consolidated statements of operations and comprehensive loss.

Equity securities accounted for under the measurement alternative, the Company assesses the securities for impairment indicators, at least annually, or more frequently if there are any indicators of impairment. If the assessment indicates that the fair value of the investment is less than its carrying value, the investment is impaired and an impairment charge equal to the excess of the carrying value over the related fair value of the investment will be recorded.

(k) Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price in a business combination requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations.

(l) Goodwill

Goodwill arising on a business combination is recognized as an asset at the date that control is acquired (the “acquisition date”). Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination.

(m) Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date.

Intangible assets include acquired software used in production or administration and brand names and customer relationships that qualify for recognition as an intangible asset in a business combination. They are accounted for using the cost model whereby capitalized costs are amortized on a straight-line basis over their estimated useful lives, as these assets are considered finite. Residual values and useful lives are reviewed at each reporting date.

The useful lives of the intangibles are as follows:

Software	5 years
Brands	5-10 years
Customer relationships	5-20 years

Acquired computer software licenses are capitalized on the basis of the costs incurred to acquire and install the specific software. Subsequent expenditure on brands is expensed as incurred. Costs associated with maintaining computer software (expenditure relating to patches and other minor updates as well as their installation), are expensed as incurred.

Other intangible assets, such as brands, that are acquired by the Company are stated at cost less accumulated amortization and impairment losses. Expenditures on internally generated brands, mastheads or editorial pages, publishing titles, customer lists and items similar in substance is recognized in the consolidated statement of loss and comprehensive loss as an expense as incurred.

(n) Research and development costs

Research costs are expensed when incurred. Development costs are capitalized when the feasibility and profitability of the project can be reasonably considered certain. Expenditure on development activities, whereby research findings are applied to a plan or design to produce new or substantially improved products and processes, is capitalized if the product or process is technically and commercially feasible and the Company has sufficient resources to complete development. The expenditure capitalized includes the cost of materials, direct labor and an appropriate proportion of overheads. Other development expenditure is recognized in the consolidated statement of loss and comprehensive loss as an expense as incurred. Capitalized development expenditure is stated at cost less accumulated amortization and impairment losses.

(o) Impairment of long-lived assets and goodwill

Long-lived assets consist of property and equipment, right-of-use assets and intangible assets. The Company assesses for impairment of asset groups, including intangible assets, at least annually, or more frequently if there are any indicators for impairment.

Goodwill and indefinite life intangible assets are tested for impairment annually or when there is an indication that the asset may be impaired.

When a triggering event that occurred during the reporting period is identified, or when the annual impairment test is required, the Company may first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the Company determines it is more likely than not that goodwill is not impaired, an impairment test is not necessary. If an impairment test is necessary, management estimates the fair value of the Company. If the carrying value of the Company exceeds its fair value, goodwill is determined to be impaired, and an impairment charge equal to the excess of the carrying value over the related fair value of the Company will be recorded. If the qualitative assessment indicates that it is more likely than not that goodwill is not impaired, further testing is unnecessary.

(p) Leases

The Company determines if an arrangement is a lease at its inception. Lease arrangements are comprised primarily of real estate for which the right-of-use (“ROU”) assets and the corresponding lease liabilities are presented separately on the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, considering publicly available data for instruments with similar characteristics. The Company accounts for the lease and non-lease components as a single lease component.

(q) Contingencies

The Company estimates loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required (see Note 19).

(r) Fair value measurement

The Company categorizes its financial assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs used in the measurement.

Level 1: This level includes assets and liabilities measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date.

Level 2: This level includes valuations determined using directly or indirectly observable inputs other than quoted prices included within Level 1.

Level 3: This level includes valuations based on inputs which are unobservable.

See Note 22 for a summary of the Company’s financial assets and liabilities, detailed by level.

(s) Fair value option for convertible debt

The Company elected the Fair Value Option (“FVO”) for recognition of its convertible debt as permitted under ASC 825, Financial Instruments. (see Note 12). Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations and comprehensive loss as incurred and not deferred. Changes in fair value of the convertible debt is recognized as a separate line in the consolidated statements of operations and comprehensive loss.

(t) Share capital

Common shares are classified as equity. Transaction costs directly attributable to the issue of common shares, share purchase options (“Options”), and equity classified warrants are recognized as a deduction from equity, net of any tax effects. When share capital recognized as equity is repurchased, the amount of the consideration paid, including directly attributable costs, is recognized as a deduction from total equity.

As discussed in Note 1(a) above, although the historical financial statements reflect the activity of GSQ, the equity structure, including equity interest issued, is that of GameSquare (formerly Engine Gaming and Media, Inc.), the legal parent. Accordingly, all share activity disclosed, and strike or exercise prices where applicable, have been retroactively adjusted to Common shares of GameSquare based on the exchange ratio of 0.020655 (see Note 4).

(u) Net loss per share attributable to common shareholders

The Company calculates earnings per share attributable to common shareholders in accordance with ASC 260-10, Earning Per Share. Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by weighted-average common shares outstanding during the period plus all potentially dilutive common shares outstanding during the period, such as warrant shares.

Diluted earnings per share is computed by dividing undistributed earnings allocated to common stockholders for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding preferred shares, Options and unvested share units, and warrants outstanding pursuant to the treasury stock method.

(v) Share-based payments

The Company’s share-based payment plan allows Company employees and consultants to acquire shares of the Company. The fair value of share-based payment awards granted is recognized within share-based payments expense with a corresponding increase in equity.

Options

Each  tranche of the Company’s Options is considered a separate award with its own vesting period and grant date fair value. The fair value is measured at grant date and each tranche is recognized on a straight-line basis over the period during which the share purchase Options vest. The fair value of the share-based payment awards granted is measured using the Black-Scholes option pricing model taking into account the terms and conditions upon which the awards were granted such as stock price, term, and stock volatility. At each financial position reporting date, the amount recognized as an expense is adjusted to reflect the actual number of awards, for which the related service and non-market vesting conditions are expected to be met. Share based payments expense is adjusted for subsequent changes in management’s estimate of the number of Options that are expected to vest.

Restricted share units

For each Restricted Share Units (“RSU”) granted, the Company recognizes an expense equal to the market value of a common share at the date of grant and for each RSU granted, the Company recognizes an expense equal to the fair value of the RSU estimated using a Black Scholes model at grant date, based on the number of RSUs expected to vest, recognized over the term of the vesting period, with a corresponding increase to additional paid-in capital. Share based payments expense is adjusted for subsequent changes in management’s estimate of the number of RSUs that are expected to vest. The effect of these changes are recognized in the period of the change.

Warrants

The Company’s warrants that have an exercise price in the functional currency of the Company are equity-classified. The grant-date fair value of these warrants is recorded in additional paid-in capital on the consolidated balance sheets.

For equity-settled share-based payment transactions, including Options, RSUs granted to officers and directors of the Company and warrants granted to advisors in a financing transaction, the fair value of the awards is established based on the value of the goods or services received, unless that fair value cannot be estimated reliably, in which cases, the Company measures the value, and the corresponding increase in equity, indirectly, by reference to the fair value of the equity instruments granted.

(w) Derivative warrant liability

Certain of the Company’s warrants are recorded as a derivative liability pursuant to ASC 815 due to having an exercise price in a currency other than the Company’s functional currency. The derivative warrant liability is recognized on the consolidated balance sheets at fair value and classified based on each warrant’s maturity date. Changes in the fair value of the warrant liability are recognized in the consolidated statements of operations and comprehensive loss.

(x) Income taxes

Income tax on the profit or loss for the periods presented comprises current and deferred tax. Income tax is recognized in profit or loss except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.

Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year end, adjusted for amendments to tax payable with regards to previous years.

Deferred tax is provided using the liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of goodwill; the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit; and differences relating to investments in subsidiaries, associates, and jointly controlled entities to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the financial position reporting date applicable to the period of expected realization or settlement.

A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

(y) Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 43% of total revenue. There were no customers whose revenue was 10% or more of the Company’s total revenue for the year ended December 31, 2022.

No customer individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2023 and 2022.

(z) Discontinued operations and assets held for sale

The Company classifies assets and liabilities of a business or asset group as held for sale, and the results of its operations as income (loss) from discontinued operations, net, for all periods presented, when (i) the Company commits to a plan to divest a business or asset group, actively begins marketing it for sale, and when it is deemed probable of occurrence within the next twelve months, and (ii) when the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results.

Non-current assets or disposal groups classified as held for sale are measured at the lower of carrying amounts and fair value less costs to sell.

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

See Note 20 for discussion of the Company discontinued operations and assets held for sale as of, and for the years ended, December 31, 2023 and 2022.

(aa) Restructuring charges, net

Restructuring charges primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs. The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. Ongoing benefit arrangements are recognized over the service period or when termination becomes reasonably probable, and one-time benefit arrangements are recognized in the period the arrangement is approved and formally communicated to associates. If applicable, we record such costs into operating expense over the terminated associate’s future service period beyond any minimum retention period. Restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2023 and 2022, restructuring charges, net totaled $0.5 million and zero, respectively. These charges primarily related to employee severance costs as a result of the restructuring of GameSquare and Engine post-closing of the Arrangement.

(bb) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2023, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(cc) Advertising costs

The Company expenses advertising costs as incurred. Advertising and promotion costs for the years ended December 31, 2023 and 2022, were $0.9 million and $4.0 million, respectively, and are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

3. Recent accounting pronouncements

(a) Pending adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is to be applied prospectively. Retroactive application is permitted. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-07 on its consolidated financial statements.

(b) Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company adopted ASU 2021-08 as of January 1, 2023 and began applying the provisions of the amendment to any business combinations (see Note 4).

On April 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt- Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 clarifies the accounting by issuers for modifications or exchanges of equity-classified warrants. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The ASU is to be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The Company adopted ASU 2021-04 as of January 1, 2022 and began applying the provisions of the amendment to any future modifications or exchanges (see Note 17).

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 as of January 1, 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements.

4. Acquisitions and divestitures

(a) Reverse acquisition of Engine Gaming and Media, Inc.

On April 11, 2023, GSQ completed its plan of arrangement with Engine Gaming and Media, Inc. (“Engine”) resulting in Engine acquiring 100% of the issued and outstanding securities of GSQ.

Resulting from the Arrangement, Engine acquired all issued and outstanding GSQ shares in exchange for 0.020655 of an Engine common share for each GSQ share (the “Exchange Ratio”). Each outstanding option of GSQ was exchanged for an Engine option entitling the holder to a number of Engine common shares, as adjusted on the basis of the Exchange Ratio, and be subject to exercise thereof in accordance with the terms of the options, including payment of the exercise price, which will also be adjusted based upon the Exchange Ratio. All other material terms of the options remained the same. Each outstanding restricted share unit of GSQ was exchanged for an Engine restricted share unit entitling the holder to a number of Engine common shares, as adjusted on the basis of the Exchange Ratio. All other material terms of the restricted share units remained the same. Each outstanding warrant of GSQ was adjusted pursuant to its governing contractual instrument to entitle the holder to receive, upon due exercise, Engine common shares, adjusted on the basis of the Exchange Ratio.

At completion of the Arrangement, Engine Gaming and Media, Inc. changed its name to GameSquare Holdings, Inc.

The Arrangement was accounted for as a reverse acquisition, with GSQ being treated as the acquiring entity for accounting and financial reporting purposes. Engine is a data-driven, gaming, media and influencer marketing platform company. The Arrangement has expanded GSQ’s content, advertiser, and influencer businesses.

GSQ incurred transaction costs of $2.7 million associated with the Arrangement. All such costs were expensed as incurred. The loss attributed to Engine’s operations from the acquisition date to December 31, 2023, was $3.8 million, with revenue of $29.8 million.

The Arrangement was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company (GameSquare Holdings, Inc.) recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition. The estimated fair values are preliminary and based on the information that was available as of that date.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Number of shares	Amount
Common shares (1)	6,380,083	$39,684,000
Warrants - Equity and Liability (2)	1,147,492	183,275
Options - Vested (2)	237,996	1,210,000
RSUs - Vested (3)	23,339	120,000
Total purchase price	7,788,910	$41,197,275

(1)	Acquisition date fair value of common stock determined based on $6.22 price per share.
(2)	Acquisition date fair value of warrants and options determined using the Black-Scholes option pricing model.

Key inputs to the option pricing model are as follows:

Expected term 1 – 9 years
Volatility 100%
Risk-free rate 3.4% - 4.7%
Dividend yield 0%

(3)	Acquisition date fair value of RSUs determined based on $6.22 price per share with discounts for lack of marketability ranging from 15% - 20% applied.

The preliminary purchase price allocation is as follows:

Purchase price allocation	Amount
Cash	$11,278,691
Restricted cash	47,455
Accounts and other receivables	7,464,661
Government remittances	1,064,103
Prepaid expenses and other current assets	748,741
Investment	3,188,749
Property and equipment	128,823
Goodwill	25,600,501
Intangible assets	17,750,000
Total assets acquired	67,271,724

Accounts payable	12,578,716
Accrued expenses and other current liabilities	3,221,680
Players liability account	47,455
Deferred revenue (1)	1,195,429
Promissory notes payable	450,083
Arbitration reserve	1,469,753
Convertible debt carried at fair value	7,111,333
Total liabilities assumed	26,074,449
Net assets acquired	$41,197,275

(1)	As discussed in Note 3, the Company adopted ASU 2021-08 as of January 1, 2022. As a result, deferred revenue is an exception to the measurement guidance of ASC 805 and was instead measured in accordance with ASC 606.

As part of the settlement of the Lockton case in September 2023 (see Note 19), the promissory notes payable in the table above have been forgiven. As a result, the Company recognized a non-cash gain in gain from discontinued operations on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The acquisition date fair value of the arbitration reserve was determined based on a fair value of $6.22 per common share delivered as a result of the arbitration. The fair value of the arbitration reserve was $0.4 million as of December 31, 2023, based on a fair value of $1.77 per share, resulting in a gain of $1.0 million for the year ended December 31, 2023 as included on the consolidated statements of operations and comprehensive loss (see Note 19)

Significant judgments and assumptions related to the valuation and useful lives of certain classes of assets acquired are as follows:

i) Intangible assets, software

The fair value of the software intangible asset of $5.0 million was determined based on the relief from royalty method under the income approach. The software intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) royalty rates of 3.0%, 6.0% and 10%; (iii) tax rates of 25.0%, 26.0%, and 26.5% (iv) discount rates of 10%, 11.5% and 12.0%; (v) long-term growth rate of 3.0%. These assets are amortized on a straight-line basis over the estimated useful life of five years.

ii) Intangible assets, brand

The fair value of the brand name intangible asset of $3.2 million was determined based on the relief from royalty method under the income approach. The brand name intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) royalty rates of 1.0%, 1.5% and 3.0%; (iii) tax rates of 25.0%, 26.0% and 26.5% (iv) discount rates of 12.0%, 12.5% and 13.0%; (v) long-term growth rate of 3.0%. These assets are amortized on a straight-line basis over the estimated useful life of ten years.

iii) Intangible assets, customer relationships

The fair value of the customer relationships intangible asset of $9.6 million was determined based on the relief from royalty method under the income approach. The customer relationship intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) attrition rates of 5.0%, 7.5%, and 15%; (iii) tax rates of 25.5%, 26.0%, and 27.0% (iv) discount rates of 12.5%,13.0%, and 13.5%. These assets are amortized on a straight-line basis over the estimated useful life of twenty years.

iv) Goodwill

The difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed represents goodwill of $25.6 million.

The goodwill recorded represents the following:

●	Cost savings and operating synergies expected to result from combining the operations of Engine with those of the Company.
●	Intangible assets that do not qualify for separate recognition such as the assembled workforce.

Goodwill arising from the Arrangement is expected to be deductible for tax purposes.

Subscription receipt financing

On April 6, 2023, Engine closed a public offering of 7,673,000 subscription receipts at an issue price of $1.25 per subscription receipt, including the partial exercise of an over-allotment option, for gross proceeds of $9.6 million, net of equity issuance costs of $0.2 million. Each subscription receipt entitled the holder to receive one share of the Company upon closing of the Arrangement. The proceeds from the public offering are included in the opening balance sheet of Engine above.

The subscription receipts were consolidated into 1,918,250 subscription receipts as a result of a 4 to 1 reverse stock split of Engine’s common stock immediately prior to the closing of the Arrangement. Upon closing of the Arrangement, the subscription receipts were automatically exchanged on a one-to-one basis for 1,918,250 common shares of the Company. These common shares are included in the measurement of common share purchase consideration in the Arrangement shown above.

Engine pro-forma results of operations

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2023 and 2022, respectively, have been prepared as if the Arrangement had occurred on January 1, 2022. The below does not include any pro-forma adjustments other than adding in the actual results of Engine from January 1, 2023 to April 11, 2023 for 2023 and the year ended November 30, 2022 for the 2022 year. As Engine historical reported on an August 31 fiscal year end, calendar year 2022 actual results are not available:

	Year ended December 31,
	2023	2022
Revenue	$60,790,276	$68,019,706
Net income	(33,224,344)	(36,557,433)
Net income attributable to GameSquare Holdings, Inc.	(33,224,344)	(36,611,606)

(b) Disposition of certain Frankly Media LLC, assets

On December 29, 2023, the Company sold a technology platform and customer accounts making up the radio assets of Frankly Media LLC (“Frankly”), a subsidiary of the Company, to SoCast, Inc. (“SoCast”). SoCast paid the Company aggregate consideration of $3.3 million for Frankly’s radio assets, including $2.8 million paid upon closing of the transaction and contingent consideration receivable, with a transaction closing date fair value of $0.5 million, based on future revenue that SoCast will derive from the purchased radio assets. The Company recognized a gain of $41 thousand after offsetting the consideration received with the carrying values of the disposed assets and liabilities.

There were no changes in the fair value of the contingent consideration receivable, after initial recognition, during the year ended December 31, 2023.

5. Investment

In conjunction with completion of the Arrangement (see Note 4), the Company acquired an 18.62% interest in One Up Group, LLC (“One Up”). One Up operates a mobile app which allows gamers to organize and play one-on-one matches with other gamers and compete for money.

The April 11, 2023, acquisition date fair value of investment was $3.2 million. The Company accounts for the investment in One Up in accordance with the provisions of ASC 321 and, because the investment in One Up does not have a readily determinable fair value, elected to use the measurement alternative therein. The investment will be re-measured upon future observable price changes in orderly transactions or upon impairment, if any.

One Up completed an equity offering on December 22, 2023, representing an observable price change. As a result of this observable price change, the Company recognized a $0.5 million change in fair value of the Company’s investment in One Up.

No other observable price changes or impairments occurred during the year ended December 31, 2023.

6. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$3,655,619	$3,655,619
Equipment	397,780	269,656
Property and equipment, gross	4,053,399	3,925,275
Less: Accumulated depreciation	(1,588,766)	(923,392)
Property and equipment, net	$2,464,633	$3,001,883

The Company recognized depreciation expense for property and equipment of $0.7 million for the years ended December 31, 2023 and 2022, respectively.

7. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2021 and 2022	$-
Acquisition of Engine	25,600,501
Impairment of Frankly	(7,024,000)
Disposal of Frankly radio assets	(2,272,512)
Balance, December 31, 2023	$16,303,989

Goodwill resulting from the acquisition of Engine was allocated to the SaaS + Advertising operating and reportable segment.

After considering the impact of the sale of the Frankly radio assets on projected sales and assumptions of future growth, as part of the Company’s annual impairment assessment, the Company concluded goodwill related to Frankly was impaired. The Company recognized an impairment charge of $7.0 million for the year ended December 31, 2023. There were no impairment charges related to goodwill incurred during the year ended December 31, 2022.

(b) Intangible assets

Intangible assets consist of the following:

	As of December 31, 2023
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,006,154	$(1,483,331)	$(472,018)	$9,050,805
Brand name	8,963,557	(3,115,265)	(229,405)	5,618,887
Software	4,560,400	(655,948)	-	3,904,452
Total intangible assets	$24,530,111	$(5,254,544)	$(701,423)	$18,574,144

	As of December 31, 2022
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$2,263,335	$(843,582)	$(472,018)	$947,735
Brand name	5,657,530	(1,766,023)	(229,405)	3,662,102
Total intangible assets	$7,920,865	$(2,609,605)	$(701,423)	$4,609,837

The Company recognized amortization expense for intangible assets of $2.6 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2024	$3,133,949
2025	3,111,603
2026	2,521,555
2027	1,631,541
2028	907,911
Thereafter	7,267,585
Total estimated amortization expense	$18,574,144

There were no impairment charges related to intangible assets incurred during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded an impairment of intangible assets acquired on the acquisition of Code Red of $0.7 million.

8. Accrued expenses and other current liabilities

Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022
Compensation expense	$1,257,210	$1,185,200
Convertible debt principal and interest due	762,442	-
Debt modification fees	650,000	-
Professional fees	983,954	316,967
Accounts payable accruals	872,387	1,540,767
Lease abandonment	376,959	-
Other	386,197	137,274
Total accrued expenses and other current liabilities	$5,289,149	$3,180,208

9. Leases

On June 30, 2021, the Company acquired Complexity. Complexity leases a building in Frisco, Texas. The lease has an original lease period expiring in April 2029. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Year ended December 31,
	2023	2022
Operating lease expense	$543,086	$543,086
Variable lease expense	265,070	218,809
Total operating lease costs	$808,156	$761,895

As of December 31, 2023, the remaining lease-term and discount rate on the Company’s lease was 5.3 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

2024	$545,808
2025	545,808
2026	545,808
2027	545,808
2028	545,808
Thereafter	181,936
Total lease payments	2,910,976
Less: Interest	(548,528)
Total lease liability	$2,362,448

10. Credit facility payable

On June 30, 2022, the Company entered into an agreement for a $5.0 million credit facility (the “Facility”) with a one-year term with Goff & Jones Lending Co, LLC., a related party to the Company. The Facility matures on June 30, 2023 (the “Maturity Date”). The Company may, by written notice to the lender, extend the Maturity Date by one year from the date of the then applicable Maturity Date; provided that any such request is made no more than 90 days or less than 45 days, prior to the then applicable Maturity Date. Interest accrues on the outstanding principal amount of the Facility from and including the date of the advance of funds, as well as on all overdue amounts outstanding in respect of interest, costs or other fees, expenses or other amounts payable under the Facility, at an interest rate, calculated and payable in arrears on (i) the last business day of each calendar month, (ii) the date of any prepayment of all or any portion of the principal amount of the Facility, and (iii) the Maturity Date (each, an “Interest Payment Date”), as well as after each of maturity, default and judgment. The Facility bears interest based on the sum of the SOFR published for the second U.S. Government Securities Business Day prior to the end of the period ending on an Interest Payment Date. The Facility provides for the issuance of warrants to the lender on the date of signing of the Facility and with respect to each draw down on the Facility.

The Company issued 92,829 warrants to Goff & Jones Lending Co, LLC. On June 30, 2022, in connection with entering into the Facility (see Note 17(b)).

During the year ended December 31, 2022, the Company drew down $0.8 million on the Facility and accrued a $50.0 thousand structuring fee and $2.3 thousand in interest. In addition, the Company issued 16,177 warrants under the terms of the Facility in relation to the $0.8 million drawdown (see Note 17(b)).

During the year ended December 31, 2023, the Company recognized $23.3 thousand in interest expense on the Facility and incurred legal costs of $80.1 thousand in relation to the Facility.

As of December 31, 2022, the principal and accrued interest of the Facility were carried at $0.8 million. The company paid off the principal and accrued interest of the Facility in April 2023 and it has not been renewed.

11. Line of credit

On September 14, 2023, the Company entered into an accounts receivable financing and security agreement with a maximum availability of $10.0 million for a three-year term with SLR Digital Finance, LLC (the “LOC”). The LOC matures on September 14, 2026. Interest accrues on the outstanding principal amount of the LOC at a rate equal to the greater of Prime plus 4.00% or 9.50%, per annum. The terms of the LOC provide for the lender to fund 85% of the purchased accounts receivable and it includes various service fees.

As of December 31, 2023, the outstanding principal, and unpaid accrued interest, on the LOC was $4.5 million. During the year ended December 31, 2023, the Company recognized interest expense of $0.2 million on the outstanding LOC principal balance.

12. Convertible debt

In conjunction with completion of the Arrangement (see Note 4), the Company assumed two convertible debt instruments: a $1.3 million convertible debenture issued to Three Curve Capital LP (“Three Curve CD”) and a $5.0 million convertible debenture issued to EB Acquisition Company, LLC (“EB CD”). The Company elected the FVO for recognition of the Three Curve CD and EB CD as permitted under ASC 825.

On December 29, 2023, the Company refinanced the EB CD. The EB CD was exchanged for a new senior secured convertible debenture in the principal amount of $5.8 million with an affiliate of EB Acquisition Company, LLC, King Street Partners LLC (“King Street CD”). The refinance transaction was accounted for as an extinguishment of the EB CD. After remeasuring the EB CD at fair value as of December 29, 2023, the Company recognized a $2.2 million loss on extinguishment in the consolidated statements of operations and comprehensive loss related to the EB CD. The Company paid a fee of $0.7 million to King Street Partners LLC in relation to the refinance transaction which was included in the determination of the loss on extinguishment.

The Company elected the FVO for the recognition of the new King Street CD.

Certain registration rights were included in the King Street CD. If the Company does not have an effective registration statement on file with the SEC within either 110 days (if registered on a Form S-3) or 150 days (if registered on a Form S-1) of the December 29, 2023, registering the underlying shares issuable upon conversion of the King Street CD, or fails to maintain the effectiveness of such registration statement, then liquidated damages would accrue equal to 1% of the outstanding principal of the King Streed CD for every 30 days that the registration statement is not effective. The maximum penalty is equal to 9% of the original principal amount of $5.8 million, or $0.5 million.

The Company accounts for such damages in accordance with ASC subtopic 825-20, Registration Payment Arrangements (“ASC 825-20”). ASC 825-20 specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20, Loss Contingencies. The registration statement is expected to be declared effective during 2024 and no contingent liability has been recognized in relation to this registration payment arrangement.

(a) King Street CD

On December 29, 2023, the Company issued the King Street CD. Key terms include (a) a maturity date of December 29, 2025, (b) an interest rate of 12.75% per annum, and (c) is convertible at the holder’s option into common shares of Company at a price of $5.00 per share (subject to standard anti-dilution provisions).

On December 29, 2023 (the EB CD exchange date), the fair value of the King Street CD was estimated using the binomial lattice model with the below assumptions:

	December 31, 2023	December 29, 2023
Share price	$1.78	$1.78
Conversion price	$5.00	$5.00
Term, in years	2.00	2.00
Interest rate	13%	13%
Expected volatility	110.00%	110.00%
Risk-free interest rate	4.23%	4.23%
Expected dividend yield	0%	0%

(b) Three Curve CD

On September 1, 2022, Engine extended convertible debentures that were due to mature in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

As of December 31, 2023, and on April 11, 2023 (the Arrangement completion date) the fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	December 31, 2023	April 11, 2023
Share price	$1.78	$6.09
Conversion price	$4.40	$4.40
Term, in years	1.67	2.39
Interest rate	7%	7%
Expected volatility	115.00%	105.00%
Risk-free interest rate	4.42%	3.89%
Expected dividend yield	0%	0%

(c) EB CD

On February 24, 2021, Engine issued a secured convertible debenture in the principal amount of $5.0 million. The EB CD was convertible into units of the Company at a conversion price of $41.00 per unit, with each unit comprised of one common share and one-half of a warrant, with each whole warrant exercisable into a common share at an exercise price of $60.00 per share for a period of three years from the issuance of the EB CD. The EB CD had an original term of three years, with a maturity date of February 24, 2024. The convertible debenture was secured by Engine’s assets.

On December 29, 2023 (the EB CD extinguishment date), and on April 11, 2023 (the Arrangement completion date), the fair value of the EB CD was estimated using the binomial lattice model with the below assumptions:

	December 29, 2023	April 11, 2023
Share price	$1.78	$6.09
Conversion price	$41.00	$41.00
Term, in years	0.16	0.87
Interest rate	10%	10%
Expected volatility	95.00%	135.00%
Risk-free interest rate	5.51%	4.70%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	EB CD	King Street CD	Total
Balance, December 31, 2021 and 2022	$-	$-	$-	$-
Acquisition of Engine	2,082,304	5,029,029	-	7,111,333
Interest expense	63,288	356,872	4,052	424,212
Interest payments	-	(375,000)	-	(375,000)
EB CD refinance		(5,110,903)	6,665,640	1,554,737
Change in fair value(1)	(638,356)	100,002	-	(538,354)
Balance, December 31, 2023	$1,507,236	$-	$6,669,692	$8,176,928

Contractual principal balances outstanding:
As of December 31, 2022	$-	$-	$-	$-
As of December 31, 2023	$1,250,000	$-	$5,800,000	$7,050,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

13. Income tax

The Company computes taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, the Company determines deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. A valuation allowance is provided for deferred tax assets that, based on available evidence, are more likely than not to be realized.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company believes that it is more likely than not that the deferred tax assets will be unable to be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the Company’s balance sheet. As of December 31, 2023 and 2022, a valuation allowance of $66.8 million and $7.3 million, respectively, was established mainly due to the realizability of Federal, State, and Foreign NOLs that will not likely be realized.

The components of net deferred taxes are as follows:

	December 31, 2023	December 31, 2022
	$	$
Deferred tax assets
Net operating loss	64,233,526	8,579,227
Accrued expenses	3,316,254	-
Lease liability	873,716	755,187
Unrealized	821,893	-
Capital loss	621,686	-
Research and development	196,501	-
Organization costs	60,735	79,417
Charitable contributions	3,876	-
Deferred revenue	-	155,765
Gross deferred tax assets	70,128,187	9,569,596
Valuation allowance	(66,773,972)	(7,264,764)
Total deferred tax assets	3,354,215	2,304,832

Deferred tax liabilities
Fixed assets	(541,895)	(820,386)
Right of use assets	(468,383)	(667,501)
Intangibles	(2,278,174)	(815,927)
Other	(65,763)	(56,114)
Total deferred tax liabilities	(3,354,215)	(2,359,928)

Net deferred tax assets (liabilities)	-	(55,096)

The provision for income taxes consisted of the following:

	For the year ended
	December 31, 2023	December 31, 2022

Current:
Canada	-	-
US	-	3,200
Other Foreign	-	7,979
Total current tax expense (benefit)	-	11,179

Deferred:
Canada	-	-
US	-	-
Other Foreign	(55,096)	(315,548)
Total deferred tax expense (benefit)	(55,096)	(315,548)

Total income tax expense (benefit)	(55,096)	(304,369)

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss before income taxes and the income tax expense (benefit) reported in the consolidated financial statements is as follows:

	For the year ended
	December 31, 2023	December 31, 2022
	$	$

Income (loss) before income taxes	(31,337,523)	(18,411,497)
Statutory income tax rate	26.5%	26.5%
Expected income tax (benefit)	(8,304,444)	(4,879,047)

Reconciling items:
Change in valuation allowance	5,424,830	4,779,977
Non-deductible expenses	443,320	108,155
Other	50,819	(313,454)
Foreign rate differential	2,330,379	-
Total income tax expense (benefit)	(55,096)	(304,369)

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions at December 31, 2023 or 2022.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has no accruals for interest and penalties as of December 31, 2023 and 2022.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). As of December 31, 2023, the Company has not performed a formal Section 382 study; however, the Company has reviewed its temporary taxable differences in conjunction with its temporary deductible differences as a measure against its definite lived net operating losses and anticipates any impact to be mitigated with additional net operating losses from temporary deductible differences. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $27.3 million and $13.7 million, respectively, as of December 31, 2023 and 2022. The federal net operating loss carryforwards, if not utilized, will carryforward indefinitely. The state net operating loss carryforwards, if not utilized, will expire beginning in 2037. As of December 31,2023, the Company also has unused net operating losses in Canada, Spain, India and UK of $66.3M. The foreign net operating loss carryforwards begin to expire in 2037.

14. Shareholders’ equity

(a) Description of the Company’s securities

The Company is authorized to issue an unlimited number of common shares, with no par value. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

(b) Activity for the periods presented

On March 24, 2023 and December 29, 2023, an aggregate of 72,409 shares were issued in settlement of outstanding amounts payable of $0.2 million.

On April 11, 2023, 6,380,083 shares of the Company were issued for the completion of the Arrangement (see Note 4).

On April 3 and 10, 2023, an aggregate of 29,929 shares of the Company were issued to settle legal matters.

On March 10, 2023, 29,359 common shares of the Company were issued for contingent consideration on the acquisition of Cut+Sew (see Note 22(a)).

On September 30, 2022, the Company closed a non-brokered private placement financing of 617,585 units at a price of Canadian Dollar (“CAD”) $6.78 per unit for gross proceeds of $3.0 million (CAD$4.2 million). Each unit consists of one common share of the Company and 0.20 of one common share purchase warrant. Each whole warrant entitles the holder thereof to acquire one additional common share at an exercise price of CAD$9.68 commencing on September 30, 2023, and expiring on September 30, 2027. The gross proceeds were prorated to common shares and warrants based on their relative fair values.

On August 11, 2022, the Company closed the third tranche of a non-brokered private placement. The Company issued 185,659 common shares of the Company at a price of CAD$6.78 per common share for gross proceeds of $1.0 million (CAD$1.3 million). The Company incurred legal and other expenses totaling $43 thousand in connection with the private placement.

On July 20, 2022, the Company closed the second tranche of a non-brokered private placement. The Company issued 19,132 common shares of the Company at a price of CAD$6.78 per common share for gross proceeds of $0.1 million (CAD$0.1 million).

On May 30, 2022, the Company closed the first tranche of a non-brokered private placement. The Company issued 413,935 common shares of the Company at a price of CAD$6.78 per common share for gross proceeds of $2.2 million (CAD$2.8 million). The Company incurred legal and other expenses totaling $38 thousand in connection with the private placement.

During the years ended December 31, 2023 and 2022, 125,148 and 68,250 shares were issued upon the vesting of RSUs (see Note 16(b)).

15. Net loss per share

As the Company incurred a net loss for the years ended December 31, 2023 and 2022, the inclusion of certain Options, RSUs, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year ended December 31,
	2023	2022
Options and RSUs outstanding	1,081,218	586,452
Warrants outstanding	1,635,802	927,228
Shares issuable upon conversion of convertible debt	1,444,090	-
Total	4,161,110	1,513,680

16. Share-based compensation

The Company grants Options for the purchase of common shares to its directors, officers, employees and consultants.

On April 11, 2023, the Company adopted the amended and restated Omnibus equity incentive plan (“Omnibus Plan”). Under the Omnibus plan, the total number of common shares reserved and available for grant and issuance pursuant to stock options shall not exceed 10% of the then issued and outstanding shares.

Options may be exercisable over periods of up to 10 years as determined by the Board of Directors of the Company. The Option price for shares that are the subject of any Option shall be fixed by the Board when such Option is granted but shall not be less than the market value of such shares at the time of grant.

The Omnibus Plan allows the Company to award restricted share units to directors, officers, employees and consultants of the Company and its subsidiaries upon such conditions as the Board may establish, including the attainment of performance goals recommended by the Company’s compensation committee. The purchase price for common shares of the Company issuable under each Restricted Share Unit (“RSU”) award, if any, shall be established by the Board at its discretion. Common shares issued pursuant to any RSU award may be made subject to vesting conditions based upon the satisfaction of service requirements, conditions, restrictions, time periods or performance goals established by the board.

The TSXV requires the Company to fix the number of common shares to be issued in settlement of awards that are not options. The maximum number of Shares available for issuance pursuant to the settlement of RSU shall be an aggregate of 1,067,147 Shares.

(a) Options

The following is a summary of Options outstanding as of December 31, 2023 and 2022, and changes during the years then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	400,318	$21.78	3.86	$-
Granted	95,000	13.20
Forfeited or expired	(36,675)	22.44
Outstanding at December 31, 2022	458,643	$19.95	3.17	$-
Granted	20,655	6.29
Forfeited or expired	(62,677)	19.48
Outstanding at December 31, 2023	416,621	$19.34	2.96	$-
Exercisable at December 31, 2023	407,584	$19.63	2.82	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021 and 2022	-	$-
Acquisition of Engine(1)	261,929	5.15
Forfeited or expired	(12,110)	2.85
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Exercisable at December 31, 2023	237,771	$5.32	4.38	$-

(1)	Awards of Engine outstanding prior to the Arrangement accounted for as if granted on the Arrangement closing date.

The fair value of each CAD denominated Option awards was estimated on the date of grant using the Black-Scholes option pricing model using the following significant assumptions:

	2023	2022
Expected term, in years	10.00	4.30 - 5.00
Expected volatility	66.72%	44.92% - 65.34%
Risk-free interest rate	3.37%	1.64% - 3.39%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that Options issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the Options.

Share-based compensation expense related to the vesting of Options was $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on December 31, 2023, and December 31, 2022, and changes during the periods then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2021	108,273	$15.88
Granted	87,783	4.47
Released	(68,247)	15.50
Outstanding at December 31, 2022	127,809	8.25
Acquisition of Engine	41,442	5.63
Granted	623,071	3.00
Exercised	(125,139)	5.40
Forfeited	(2,586)	6.12
Outstanding at December 31, 2023	664,597	$3.71

The grant-date fair values of the RSUs are based on the Company’s stock price as of the grant dates.

Share-based compensation expense related to the vesting of RSUs was $1.4 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

17. Warrants

(a) Liability-classified warrants having CAD exercise price

In conjunction with completion of the Arrangement (see Note 4), outstanding warrants of GSQ were cancelled and the Company issued replacement warrants with identical terms. The functional currency of the Company is USD and the replacement warrants have an exercise price in CAD. The issuance of the replacement warrants was accounted for as a modification to equity-classified instruments that resulted in reclassification to a liability. As a result, 927,228 warrants of GSQ with a modification date fair value of $0.9 million, were reclassified to a derivative warrant liability in accordance with ASC 815, Derivatives and Hedging, on April 11, 2023. Furthermore, 269,601 of Engine’s warrants, with an acquisition date fair value of $0.2 million, included in the Engine reverse acquisition purchase consideration (see Note 4), have an exercise price in CAD and are similarly liability classified. No liability-classified warrants were issued or outstanding prior to the completion of the Arrangement.

The following is a summary of changes in the value of the warrant liability during the years ended December 31, 2023 and 2022:

Amount
Balance, December 31, 2022 and 2021	$-
Acquisition of Engine	153,275
Reclassify GSQ Esports Inc. warrants to warrant liability	900,818
Change in fair value	(968,757)
Foreign exchange	16,948
Balance, December 31, 2023	$102,284

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	December 31, 2023	April 11, 2023
Share price	CAD$2.91	CAD$8.20
Term, in years	0.39 - 4.00	0.28 - 4.47
Exercise price	CAD$6.29 - $30.00	CAD$6.29 - $30.00
Expected volatility	90.00%	90.00%
Risk-free interest rate	4.25% - 5.45%	3.09% - 4.55%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The following is a summary of liability-classified warrants outstanding as of December 31, 2023 and 2022, and changes during the periods then ended:

	Number of warrants	Weighted-average exercise price (CAD)
Outstanding, December 31, 2022 and 2021	-	$-
Acquisition of Engine	269,601	30.00
Reclassify GSQ Esports Inc. warrants to warrant liability	927,228	23.51
Warrants expired	(438,918)	29.05
Outstanding, December 31, 2023	757,911	$22.61

(b) Equity-classified warrants

As discussed in Note 17(a) above, all of GSQ’s warrants with a CAD exercise price were modified and reclassified to a warrant liability on April 11, 2024. Furthermore, 877,891 of Engine’s warrants, with an acquisition date fair value of $30 thousand, included in the Engine reverse acquisition purchase consideration (see Note 4), have an exercise price in USD and are equity-classified. No other equity-classified warrants were issued after the completion of the Arrangement.

On December 23, 2022, 16,177 warrants were issued in connection with a drawdown on the Facility (see Note 10). Each warrant entitles the holder to purchase one common share of the Company at a price of CAD$6.29 until June 30, 2024. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: share price of CAD$6.05, expected dividend yield of 0%, expected volatility of 78.29%, based on the historical volatility of comparable companies, a risk-free interest rate of 3.9% and an expected life of 1.5 years. The estimated fair value of the warrants of $27 thousand is included in interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

In connection with the private placement on September 30, 2022 (Note 14(b)), 123,930 warrants were issued. Each warrant entitles the holder to purchase one common share of the Company at a price of CAD$9.68 commencing on September 30, 2023 until September 30, 2027. The fair value of the warrants of $0.1 million, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: share price of CAD$9.68, expected dividend yield of 0%, expected volatility of 64.69%, based on the historical volatility of comparable companies, a risk-free interest rate of 3.32% and an expected life of 5 years.

On June 30, 2022, 92,829 warrants were issued in connection with the Facility (see Note 10). Each warrant entitles the holder to purchase one common share of the Company at a price of CAD$6.78 until June 30, 2024. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: share price of CAD$5.08, expected dividend yield of 0%, expected volatility of 48.06%, based on the historical volatility of comparable companies, a risk-free interest rate of 3.1% and an expected life of 2 years. The estimated fair value of the warrants of $0.1 million is included in interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The following is a summary of equity-classified warrants outstanding as of December 31, 2023 and 2022, and changes during the periods then ended:

	Number of warrants	Weighted-average exercise price (CAD)
Outstanding, December 31, 2021	953,986	$26.14
Warrants issued for private placements	123,930	9.68
Warrants issued for credit facility	109,005	6.78
Warrants expired	(259,693)	19.37
Outstanding, December 31, 2022	927,228	23.51
Reclassify GSQ Esports Inc. warrants to warrant liability	(927,228)	(23.51)
Outstanding, December 31, 2023	-	$-

	Number of warrants	Weighted-average exercise price (USD)
Outstanding, December 31, 2022	-	$-
Acquisition of Engine	877,891	60.00
Outstanding, December 31, 2023	877,891	$60.00

18. Related party transactions

(a) Credit facility payable

On June 30, 2022, the Company entered into an agreement for a $5.0 million credit facility (the “Facility”) for a one-year term with Goff & Jones Lending Co, LLC., a related party to the Company by virtue of one of its directors. The Facility matured on June 30, 2023 (the “Maturity Date”). During the year ended December 31, 2023, the Company recognized $23 thousand in interest expense and $80 thousand in legal fees in connection with the Facility. The Facility was paid off in April 2023, and has not been renewed (see Note 10).

(b) Convertible debenture with a director of the Company as counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by a director of the Company (see Note 12).

(c) Other related party transactions

Included in accounts payable on the consolidated balance sheets as of December 31, 2022, is $0.2 million owed to the former chairman of the board of directors of the Company. The former chairman left the Company during the year ended December 31, 2023, and the amount in accounts payable is no longer considered a related party transaction.

19. Commitments and contingencies

In April 2020, Engine announced its renegotiation of the acquisition of Allinsports. The revised purchase agreement provided for the acquisition of 100% of Allinsports in exchange for the issuance of 241,666 common shares of the Engine and other considerations, including payments of $1,200,000 as a portion of the purchase consideration. In September 2020, Engine advised the shareholders of Allinsports that closing conditions of the transaction, including the requirement to provide audited financial statements, had not been satisfied.

In response, in November 2020, the shareholders of Allinsports commenced arbitration in Alberta, Canada seeking, among other things, to compel Engine to complete the acquisition of Allinsports without the audited financial statements, and to issue 241,666 common shares of Engine to those shareholders. As alternative relief, the shareholders of Allinsports sought up to $20.0 million in damages. A hearing in this matter was held in May of 2021, and by a decision dated September 30, 2021, the Arbitrator determined that the closing of the transaction had previously occurred and directed Engine to issue 241,666 common shares. In conjunction with completion of the Arrangement (see Note 4), the Company assumed this obligation to issue 241,666 common shares. The Company is pursuing regulatory approval to issue the shares and is also pursuing relief against Allinsports shareholders for various alleged breaches of the share purchase agreement. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023, the closing date of the Arrangement. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

On January 21, 2021, eight former shareholders of Winview filed a Complaint in Delaware Chancery Court against four Winview directors (David Lockton, et al. v. Thomas S. Rogers, et al.) alleging that the defendants breached their fiduciary duties in connection with the sale of Winview to Engine. The relief sought includes rescission of the sale of Winview to Engine and compensatory damages. The defendants have filed a motion to dismiss the claims. By Decision dated March 1, 2022, the Court granted in part and denied in part, the defendants’ Motion to Dismiss the Complaint. Neither Engine nor Winview have been named as parties to this action. Under the March 9, 2020, Business Combination Agreement pursuant to which Engine acquired Winview, Engine agreed to indemnify Winview’s directors for any claims arising out of their service as directors for Winview. This matter was settled in September 2023.

In July of 2021, Winview Inc. filed separate patent infringement lawsuits against DraftKings Inc. and FanDuel, Inc in the United States District Court for the District of New Jersey, alleging that Sportsbook and Daily Fantasy Sports offerings of DraftKings and FanDuel infringe four of Winview’s patents. These actions seek the recovery of damages and other appropriate relief. Draft Kings and FanDuel have filed motions to dismiss, which are pending, and the court’s review of these motions has been suspended pending the outcome of inter partes review proceedings filed with the United States Patent Office regarding some of the patents involved in these actions. In September of 2023, in connection with the settlement of the Lockton action, Winview Inc. transferred patents, including the four that are subject of the District Court actions, to an independent entity, WinView IP Holdings, LLC, which has assumed responsibility for the prosecution of these actions.

By Order to Continue dated May 5, 2022, Engine was substituted in as the plaintiff in a matter pending in the Ontario Superior Court of Justice, seeking recovery of $2.1 million (€1.9 million) of principal and additional amounts of accrued interest under promissory notes acquired by Engine. The matter is in the discovery stage.

The outcomes of pending litigations in which the Company is involved are necessarily uncertain as are the Company’s expenses in prosecuting and defending these actions. From time to time the Company may modify litigation strategy and/or the terms on which it retains counsel and other professionals in connection with such actions, which may affect the outcomes of and/or the expenses incurred in connection with such actions.

The Company is subject to various other claims, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of such matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, operations, or liquidity.

20. Discontinued operations and assets held for sale

(a) Winview

Winview’s operations were discontinued during the year ended December 31, 2022. In connection with the settlement of the Lockton case in September 2023 (see Note 19), Winview Inc. transferred certain patents and other assets and had promissory notes payable forgiven (see Note 4). As a result, the Company recognized a non-cash gain of $0.3 million in gain from discontinued operations on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

(b) Biblos

During the year ended December 31, 2022, the Company entered into an agreement to sell it’s 40% share of Biblos, a previously consolidated subsidiary, for $0.1 million. At the date of disposition, the carrying amount of the non-controlling interest was $0.1 million and the net carrying amount of the assets and liabilities related to Biblos was $0.1 million. As a result, the Company recorded a loss on the disposition of Biblos of $30 thousand, included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

(c) Irati Energy Corporation (“Irati”)

Irati is a private company primarily focused on the development of its northern oil shale block located in Brazil.

On April 25, 2022, the Company sold its investment in Irati for $49 thousand (CAD$63 thousand) or CAD$0.05 per common share of Irati .

21. Revenue and Segmented Information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2023, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Year ended December 31, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$10,694,261	$-	$10,694,261
Agency	2,853,754	8,667,147	-	11,520,901
SaaS + Advertising	-	27,594,868	2,187,612	29,782,480
Total Revenue	2,853,754	46,956,276	2,187,612	51,997,642
Cost of sales
Teams	-	7,350,015	-	7,350,015
Agency	2,065,375	6,012,551	-	8,077,926
SaaS + Advertising	-	22,879,308	244,625	23,123,933
Total Cost of sales	2,065,375	36,241,874	244,625	38,551,874
Gross profit
Teams	-	3,344,246	-	3,344,246
Agency	788,379	2,654,596	-	3,442,975
SaaS + Advertising	-	4,715,560	1,942,987	6,658,547
Total Gross profit	$788,379	$10,714,402	$1,942,987	$13,445,768

	Year ended December 31, 2022
Segment	United Kingdom	USA	Mexico	Total
Revenue
Teams	$-	$9,490,318	$99,848	$9,590,166
Agency	4,976,874	13,514,969	-	18,491,843
Total Revenue	4,976,874	23,005,287	99,848	28,082,009
Cost of sales
Teams	-	5,143,592	51,951	5,195,543
Agency	4,035,575	9,194,275	-	13,229,850
Total Cost of sales	4,035,575	14,337,867	51,951	18,425,393
Gross profit
Teams	-	4,346,726	47,897	4,394,623
Agency	941,299	4,320,694	-	5,261,993
Total Gross profit	$941,299	$8,667,420	$47,897	$9,656,616

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	December 31, 2023	December 31, 2022
USA	$2,456,563	$2,999,448
United Kingdom	1,814	2,435
Spain	6,256
Total	$2,464,633	$3,001,883

22. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	102,284	102,284
Arbitration reserve	428,624	-	-	428,624
Convertible debt	-	-	8,176,928	8,176,928

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2022, other than the Cut+Sew contingent consideration (see Note 22(a) discussion below).

(a) Contingent consideration payable

Contingent consideration in relation to the Company’s acquisition of Cut+Sew on July 27, 2021, provided that the Company must pay (i) up to $1.0 million (CAD$1.3 million) paid in common shares of the Company and up to $0.1 million (CAD$0.2 million) paid in cash if Cut+Sew generates up to $1.0 million of EBITDA in the 12 months following the closing date of July 27, 2021 of the acquisition, and (ii) up to $1.7 million (CAD$2.2 million) paid in common shares of the Company and up to $0.2 million (CAD$0.2 million) paid in cash if Cut+Sew generates EBITDA of up to $1.5 million in the period of 12 to 24 months following the closing date of July 27, 2021, for a maximum contingent consideration of up to $6.1 million (CAD$7.9 million) paid in cash and common shares. The estimated fair value of the contingent consideration at the date of acquisition was $0.1 million, expected to be paid via issuance of common shares.

During the year ended December 31, 2022, the Company revised the value of the contingent consideration, based the achievement certain of the EBITDA targets by Cut+Sew, as the Company expected to pay $0.3 million in cash and issue 29,359 common shares of the Company with an estimated value of $0.1 million. The cash consideration is included in consideration payable in the consolidated balance sheets as of December 31, 2022. The change in fair value of the contingent consideration of $0.3 million is included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. During the year ended December 31, 2023, the Company issued 29,359 common shares (see Note 14(b)) and paid cash of $0.3 million to settle the Cut+Sew contingent consideration.

(b) Fair values measured on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company’s investment in One Up, accounted for under the measurement alternative of ASC 321 (see Note 5), is remeasured at fair value only upon an observable price change or if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

23. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through April 16, 2024, the date at which the consolidated financial statements were available to be issued and determined there were no additional items to be disclosed other than those described below.

Merger Agreement

On March 7, 2024 (the “Closing Date”), GameSquare Holdings, Inc., a Delaware corporation (and prior to the Domestication (as defined below), a British Columbia corporation) (the “Company” or “GameSquare”), consummated the previously announced merger (the “Closing”) of FaZe Holdings Inc., a Delaware corporation (“FaZe”), pursuant to that certain Agreement and Plan of Merger, dated October 19, 2023 (as amended, the “Merger Agreement”), by and among the Company, FaZe and GameSquare Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of GameSquare (“Merger Sub”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated December 19, 2023, by and among the Company, FaZe and Merger Sub (the “Amendment to Merger Agreement”). The consummation of the Merger involved (i) prior to the Closing, the continuance of GameSquare from the laws of the Province of British Columbia to the laws of the State of Delaware so as to become a Delaware corporation (the “Domestication”) and (ii) the merger of Merger Sub with and into FaZe, with FaZe continuing as the surviving corporation and wholly-owned subsidiary of GameSquare (the “Merger”), as well as the other transactions contemplated in the Merger Agreement.

Merger Consideration

At the effective time of the Merger (the “Effective Time”): (i) each outstanding share of FaZe common stock, par value $0.0001 per share (the “FaZe Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares held in treasury by FaZe or held directly by GameSquare or Merger Sub (which such shares were cancelled)) was converted into the right to receive 0.13091 (the “Exchange Ratio”) of a fully paid non-assessable share of common stock, par value $0.0001 per share, of GameSquare (the “GameSquare Common Stock”) and, if applicable, cash in lieu of fraction shares of FaZe Common Stock, subject to applicable withholding, (ii) each share of common stock, par value $0.001 per share, of Merger Sub that was issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of common stock, par value $0.001 per share, of FaZe Common Stock.

Treatment of Equity Awards

In addition, effective as of immediately prior to the Effective Time, all of the outstanding FaZe equity awards, including options to purchase shares of FaZe Common Stock, each share of FaZe Common Stock subject to vesting, repurchase or other lapse of restrictions, and each FaZe restricted stock unit convertible into shares of FaZe Common Stock, was assumed by GameSquare and converted into GameSquare equity awards on substantially the same terms, except that the assumed equity awards will cover a number of shares of GameSquare Common Stock and, if applicable, have an exercise price determined using the Exchange Ratio.

Also at the Effective Time, all outstanding warrants to purchase shares of FaZe Common Stock were assumed by GameSquare and converted into warrants to purchase shares of GameSquare Common Stock on substantially the same terms, except that the assumed warrants cover a number of shares of GameSquare Common Stock, and have an exercise price, determined using the Exchange Ratio.

Post-Closing Governance

In connection with the Merger and in accordance with the Merger Agreement, effective as of the Closing, the board of directors of the Company (the “Board”) increased the size of the Board from six to nine members and appointed Paul Hamilton and Nick Lewin (each, a “New Director” and collectively, the “New Directors”), who were previously members of FaZe’s board of directors, to serve on the Board, in each case, to hold office until their successors are duly elected and qualified or their earlier death, resignation or removal. Following the appointment of the New Directors, there remains one vacancy on the Board. Pursuant to the Merger Agreement, such vacancy is to be filled at such time that the Board duly elects an individual to serve in such capacity in accordance with the Bylaws and the terms of the Merger Agreement. It has not yet been determined on which committees of the Board Mr. Hamilton and Mr. Lewin will serve.

PIPE Financing

Substantially concurrently with the consummation of the Merger, the Company completed its previously announced private placement in public equity financing (the “PIPE Financing”). In connection with the PIPE Financing, the Company entered subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company issued to the PIPE Investors an aggregate of 7,194,244 units at a purchase price per unit of $1.39, for aggregate gross proceeds of $10.0 million. Each unit consists of one share of GameSquare Common Stock and a warrant to purchase 0.15 shares of GameSquare Common Stock. As a result, the Company issued an aggregate of 7,194,224 shares of GameSquare Common Stock (the “PIPE Shares”) and warrants to purchase up to 1,079,136 shares of GameSquare Common Stock (the “PIPE Warrants) pursuant to the PIPE Financing. Each whole PIPE Warrant is exercisable for one share of GameSquare Common Stock at an exercise price of $1.55 per share for a period of five years after the Closing Date.

The PIPE Shares and PIPE Warrants are subject to a four month hold period under Canadian securities laws expiring four months following the Closing Date. The PIPE Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any U.S. state securities laws, and were issued pursuant to and in accordance with the exemption from registration under the Securities Act, under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act. The securities may not be offered or sold in the United States absent registration or pursuant to an exemption from the registration requirements of the Securities Act and applicable U.S. state securities laws.

The Company also entered into Registration Rights Agreements with the PIPE Investors (the “Registration Rights Agreements”). The Registration Rights Agreements provide, among other things, that the Company will as promptly as reasonably practicable, and in any event no later than 150 days after the Closing Date (the “Filing Deadline”), file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares and the shares of GameSquare Common Stock underlying the PIPE Warrants issued to the PIPE Investors, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the Filing Deadline if the SEC notifies the Company that it will “review” such registration statement and (ii) the fifth business day after the date the Company is notified (orally or in writing) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

The Company had previously entered into a backstop agreement (the “Backstop Agreement”) with Goff Jones Strategic Partners, LLC (formerly known as Goff & Jones Lending Co, LLC) (“Goff Jones”), to purchase common stock to ensure the PIPE was fully subscribed. The Backstop Agreement was originally announced on October 20, 2023. A total of $6.0 million of securities were issued to Goff Jones in connection with the Backstop Agreement.

Complexity Membership Interest Purchase Agreement

On March 1, 2024, Global Esports Properties, LLC, a Delaware limited liability company (“Buyer”), GameSquare Esports (USA), Inc., a Nevada corporation (“Seller”) and sole member of NextGen Tech, LLC, a Texas limited liability company doing business as Complexity Gaming, and GameSquare Holdings, Inc., a corporation formed under the laws of the province of Ontario (“Beneficial Owner”) (together, the “Parties”) entered into a Membership Interest Purchase Agreement (the “MIPA”) for the purchase of all issued and outstanding interests (the “Interests”) of NextGen Tech, LLC, a Texas limited liability company doing business as Complexity Gaming (the “Transaction”).

The purchase price for the acquired Interests was $10.4 million, subject to final determination and adjustment pursuant to the purchase price adjustment mechanism set forth in the MIPA (the “Purchase Price”). $0.8 million of the Purchase Price was paid in cash at closing and the remainder was paid at closing by delivery of a secured subordinated promissory note (the “Note”) in favor of the Seller in the principal amount of $9.6 million (the “Principal Amount”). Under the Note, the Company is required pay the Principal Amount of the Note, together with all accrued interest (accrued at a rate equal to 3% per annum), fees, premium, charges, costs, and expenses no later than thirty-six (36) months from the date of the Note.

The Note is secured pursuant to a Security Agreement (the “Security Agreement”), which provides for a security interest in Buyer’s collateral (as defined in the Security Agreement) to secure any and all indebtedness, obligations, liabilities, and undertakings under or in respect of the Note.

The Parties’ obligation to complete the Transaction contemplated by the MIPA is subject to certain conditions, including approval by TSXV, which is still outstanding. Accordingly, the Transaction described herein is subject to risk of completion.

The MIPA contains customary representations, warranties, indemnification obligations and agreements of the Parties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s consolidated financial statements for year ended December 31, 2023, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2023. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2023, based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2023, due to the material weaknesses described above.

Management’s Remediation Measures

To address the deficiencies identified, management, with oversight of the Audit Committee, has implemented, or will implement, remediation measures to further address the deficiencies in the design of its DC&P and ICFR. The Company intends to complete such remedial measures by December 31, 2025. Management has also performed an initial risk assessment using a top-down, risk-based approach with respect to the risks of material misstatement of the consolidated financial statements. In addition, compensating controls have been applied to a number of areas where the risks of material misstatement are considered moderate to high. The Company is engaging outside resources to strengthen the business process documentation and help with management’s self assessment and testing of internal controls. Although the Company can give no assurance that these actions will remediate these deficiencies or that additional deficiencies or a material weaknesses will not be identified in the future, management believes the foregoing efforts will, when implemented, strengthen our DC&P and ICFR. Management will take additional remedial actions as necessary as they continue to evaluate and work to improve the Company’s control environment.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as such report is not required due to our status as an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of October 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K, filed with the SEC on December 22, 2023).
3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
3.2	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.2**	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.2	Backstop Agreement, dated as of October 19, 2023, by and among Registrant and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.4	Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.5	Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.6	Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.7	Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.8	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.9	Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.10	Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.11	Convertible Note, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.12	Security Agreement, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.13	Form of FaZe Support Agreement, dated as of October 19, 2023, by and between GameSquare Holdings, Inc. and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.14	Form of GameSquare Support Agreement, dated as of October 19, 2023, by and between FaZe Holdings Inc. and certain stockholders of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.15	Backstop Agreement, dates as of October 19, 2023, by and among GameSquare Holdings, Inc. and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.16	Financing and Security Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.17	Intercreditor Agreement dated as of September 14, 2023(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
21**	Subsidiaries of GameSquare Holdings, Inc.
23**	Consent of Kreston GTA LLP.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2024	GameSquare Holdings, Inc.

	By:	/s/ Justin Kenna
Justin Kenna Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Kenna	Chief Executive Officer and Director	April 16, 2024
Justin Kenna	(Principal Executive Officer)

/s/ Michael Munoz	Chief Financial Officer	April 16, 2024
Michael Munoz	(Principal Financial Officer)

/s/ Stuart Porter	Director	April 16, 2024
Stuart Porter

/s/ Tom Walker	Director	April 16, 2024
Tom Walker

/s/ Travis Goff	Director	April 16, 2024
Travis Goff

/s/Jeremi Gorman	Director	April 16, 2024
Jeremi Gorman

/s/ Lou Schwartz	Director	April 16, 2024
Lou Schwartz

