Form 10-K/A
period 2023-12-31
GameSquare Holdings, Inc.
filed 2024-04-30
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of April 29, 2024 were:

GAME Common Stock 30,316,256

Audit Firm ID	Auditor Name	Auditor Location
6644	Kreston GTA LLP	Markham, Ontario, Canada

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GameSquare Holdings, Inc. for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III, and to update the Exhibit index contained in Part IV, Item 15. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment. Certain capitalized terms used and not otherwise defined in this Amendment have the meanings given to them in the Original Filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors.

Name	Age	Positions with the Company	Director Since
Justin Kenna	39	Chief Executive Officer and Director	January 2021
Louis Schwartz	56	President and Director (Chair)	April 2023
Stuart Porter	58	Director	April 2023
Thomas Walker	49	Director	September 2021
Travis Goff	39	Director	September 2021
Jeremi Gorman	46	Director	November 2022
Paul Hamilton	53	Director	March 2024
Nick Lewin	47	Director	March 2024

Except for Louis Schwartz, President and Chairman of the Board of Directors and Justin Kenna, Chief Executive Officer and Director, of GameSquare, all of the current directors are considered “independent,” as they are free from a direct or indirect material relationship with GameSquare which could reasonably be expected to interfere with the exercise of their independent judgment as directors. The basis for this determination is that, since the commencement of GameSquare’s fiscal year ended December 31, 2023 and up to the date hereof, none of the current directors have worked for GameSquare, received remuneration from GameSquare (other than in their capacity as directors) or had material contracts with or material interests in GameSquare which could interfere with their ability to act in GameSquare’s best interests, except for Louis Schwartz and Justin Kenna.

The Board believes that it functions independently of management. To enhance its ability to act independently of management, the members of the Board may meet without management and the non-independent directors. In the event of a conflict of interest at a meeting of the Board, the conflicted director will, in accordance with corporate law and his or her fiduciary obligations as a director of GameSquare, disclose the nature and extent of his or her interest to the meeting and abstain from voting on the matter at issue. In addition, the members of the Board that are not members of management are encouraged to obtain advice from external advisors and legal counsel as they may deem necessary in order to reach a conclusion with respect to issues brought before the Board.

Director Orientation and Continuing Education

Each new director is given an outline of the nature of GameSquare’s business, its corporate strategy and current issues within the corporation. New directors are also required to meet with management to discuss and better understand GameSquare’s business, and are given the opportunity to meet with counsel to the corporation to discuss their legal obligations as directors of GameSquare.

In addition, management takes steps to ensure that the directors and officers of GameSquare are continually updated as to the latest corporate and securities policies which may affect the directors, officers and committee members of GameSquare as a whole. GameSquare continually reviews the latest securities rules and policies. Any such changes or new requirements are then brought to the attention of GameSquare’s directors either by way of director or committee meetings or by direct communications from management to the directors.

Identification of Executive Officers.

Name	Age	Positions with the Company	Director Since
Justin Kenna	39	Chief Executive Officer and Director	January 2021
Louis Schwartz	56	President and Director (Chair)	April 2023
Michael Munoz	40	Chief Financial Officer	April 2023

Identification of Certain Significant Employees

Not applicable.

Family Relationships

There are no family relationships among our executive officers and directors.

Business Experience

Justin Kenna has served as our Chief Executive Officer and a Director since January 2021. Prior to joining the Company, he served as the Chief Financial Officer of FaZe Clan. Prior to that, he was the Director of Finance at Madison + Vine, and had various roles at Goldman Sachs, Deloitte, and Ernst & Young.

Louis Schwartz has served as our President and a Director since April 2023. He previously held the position of Chief Executive Officer of the Company. Prior to that, he was the Chief Executive Officer of Engine Gaming and Media, Inc. and Frankly Inc.

Stuart Porter has served as a Director of the Company since April 2023. He is the founder of Denham Capital and is its Chief Executive Officer and Chief Investment Officer.

Thomas Walker has served as a Director of the Company since September 2021. He is also the Chief Financial Officer of the Dallas Cowboys Football Club.

Travis Goff has served as a Director of the Company since September 2021. He is also the President of Goff Capital Inc.

Jeremi Gorman has served as a Director of the Company since November 2022. She previously was the President of Worldwide Advertising at Netflix. Prior to that, she was the Chief Business Officer of Snap Inc. and the Head of Global Field Sales – Amazon Advertising of Amazon.

Paul Hamilton has served as a Director of the Company since March 2024. He previously served as a Director of FaZe Holdings, Inc. He is a Co-Owner and the Chief Executive Officer of Atlanta Esports Ventures.

Nick Lewin has served as a Director of the Company since March 2024. He previously served as a Director of FaZe Holdings, Inc. He is a General Partner of Crown Predator Holdings.

Michael Munoz has served as the Chief Financial Officer of the Company since April 2023. Prior to his current position, he was the Chief Financial Officer of Engine Gaming and Media, Inc. and Frankly Inc.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth above in this in Part III, Item 10, “Business Experience” of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% stockholders to file reports of holdings and transactions in our shares with the SEC. For the fiscal year ended December 31, 2023, to our knowledge and based solely on a review of copies of reports furnished to us, or written representations, we believe that the applicable reporting requirements of Section 16(a) have been satisfied.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2023 or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Promoters and Control Persons

Not applicable.

Code of Conduct and Ethics

The Board has found that the fiduciary duties placed on individual directors by GameSquare’s governing corporate legislation and the common law, and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of the corporation. Further, GameSquare’s auditor has full and unrestricted access to the Audit Committee (as hereinafter defined) of GameSquare at all times to discuss the audit of the corporation’s financial statements and any related findings as to the integrity of the financial reporting process.

We have adopted a Code of Ethical Conduct (“Code of Ethics”) that applies to all our senior management, including our principal executive officer, principal financial officer and principal accounting officer, and directors. The Code of Ethics also contains our Insider Trading Policy which applies to all employees, including our senior management and directors. A copy of our Code of Ethics is available for review on our website at https://investors.gamesquare.com. We intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions) on our website at https://investors.gamesquare.com. The information on our website is not incorporated by reference into this report.

Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during the fiscal year ended December 31, 2023.

Board Committees

GameSquare has three separate standalone committees: the Nomination and Governance Committee, the Compensation Committee and the Audit Committee.

Nomination and Governance Committee

GameSquare’s nominating and governance committee (the “Nominating and Governance Committee”) is currently comprised of Tom Walker, Travis Goff, and Stuart Porter. Each of the members of the Nominating and Governance Committee is independent. The Nominating and Governance Committee is responsible for seeking out and evaluating suitable candidates to serve on the Board. In so doing, the Nominating and Governance Committee considers: (i) the competencies and skills that the Board considers necessary for the Board as a whole to possess; (ii) the competencies and skills that the Board considers each Nominee to possess; (iii) the competencies and skills that each Nominee will bring to the Board; (iv) the contribution to the Board’s composition and diversity that the Nominee will bring, including the Nominee’s geographic location, gender, ethnicity and race; and (v) whether or not each Nominee can devote sufficient time and resources to his or her duties as a member of the Board.

Compensation Committee

GameSquare’s compensation committee (the “Compensation Committee”) is currently comprised of Travis Goff and Stuart Porter. Each of the members of the Compensation Committee is independent. Under the Compensation Committee’s mandate, the Compensation Committee is responsible for, among other things: (a) in consultation with senior management, establishing GameSquare’s general compensation philosophy, and overseeing the development and implementation of compensation programs; (b) reviewing and approving the compensation of the Chief Executive Officer; (c) in consultation with the Chief Executive Officer, reviewing compensation programs applicable to the senior management of the Corporation; (d) making recommendations to the Board with respect to GameSquare’s incentive compensation plans and equity-based plans, the activities of the individuals and committees responsible for administering these plans, and discharging any responsibilities imposed on the Compensation Committee by any of these plans; and (e) annually reviewing directors’ compensation and recommending any changes to the Board for consideration.

In reviewing the adequacy and forms of compensation of directors, the Compensation Committee seeks to ensure that the compensation reflects the responsibilities and risks involved in being a director of GameSquare. In reviewing the adequacy and forms of compensation of officers, the Compensation Committee seeks to align the interests of officers with the best interests of the corporation. A primary goal of the Compensation Committee is to strengthen the relationship between compensation and enhancing shareholder value.

Audit Committee and Audit Committee Financial Expert

The Company has separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the standing Audit Committee are Thomas Walker, Travis Goff and Jeremi Gorman, all of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company’s internal controls.

Our Board has determined that Thomas Walker qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at https://investors.gamesquare.com.

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2023 were Justin Kenna, Louis Schwartz and Michael Munoz.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our named executive officers (“NEOs”) for the years ended December 31, 2023 and 2022.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)(3)	Total compensation ($)
Justin Kenna	2023	600,000	-	1,253,287	-	-	-	12,072	1,865,359
Chief Executive Officer and Director	2022	600,000	-	124,633	3,485	-	-	9,447	737,565

Louis Schwartz	2023	341,667	-	-	-	-	-	22,561	364,228
President and Director (Chair)	2022	-	-	-	-	-	-	-	-

Michael Munoz	2023	187,500	-	-	-	-	-	22,017	209,517
Chief Financial Officer	2022	-	-	-	-	-	-	-	-

Notes:

(1)	The Corporation completed a reverse takeover transaction (the “RTO”) effective April 11, 2023. Certain amounts included in the table above reflect the compensation paid to the officers of GameSquare Esports Inc., as a predecessor to the Corporation, and the Corporation, subsequent to the completion of the RTO.
(2)	The weighted average fair value price per option was estimated using the Black-Scholes option pricing model.
(3)	Based on medical insurance and other insurance benefits.

Compensation Discussion and Analysis

For the financial year ended December 31, 2023 and 2022, the objective of the Corporation’s compensation strategy was to ensure that compensation for its NEOs is sufficiently attractive to recruit, retain and motivate high performing individuals to assist GameSquare in achieving its goals.

The process for determining executive compensation is relatively informal, in view of the size and stage of the Corporation and its operations. Executive officers are involved in the process and make recommendations to the Board which considers and decides whether to approve the discretionary components (e.g., cash bonuses, stock options and RSUs) of the annual compensation of senior management (other than the Chief Executive Officer). Except as otherwise described below, the Corporation does not maintain specific performance goals or use benchmarks in determining the compensation of executive officers. The Board may at its discretion award either a cash bonus, stock options or RSUs for high achievement or for accomplishments that the Board deem as worthy of recognition.

Compensation for the NEOs is composed primarily of three components: base fees, performance bonuses and stock-based compensation. In establishing the levels of base fees, performance bonuses and the awards of stock options and RSUs, the Board takes into consideration a variety of factors, including the financial and operating performance of the Corporation, and each NEO’s individual performance and contribution towards meeting corporate objectives, responsibilities and length of service.

Approach

While the Corporation does not have a formal compensation policy, the general objectives of the Corporation’s executive compensation are to:

●	attract, retain and motivate executives critical to the success of the Corporation;
●	link the interests of management with those of the Shareholders; and
●	provide rewards, through discretionary bonuses, for outstanding corporate and individual performance.

The following principles guide the Corporation’s overall compensation philosophy:

●	compensation is determined on an individual basis by the need to attract and retain talented, entrepreneurial, high achievers;
●	an appropriate portion of total compensation is variable and linked to achievements, both individual and corporate; and
●	all compensation and compensation objectives shall be fully and plainly disclosed.

The Board is responsible for ensuring the application of the compensation policy is appropriately aligned to support its stated objectives and encourage the appropriate management behaviors, while avoiding excessive risk-taking by executive officers. The Board believes that the compensation paid to each NEO during the last financial year was commensurate with each NEO’s position, experience and performance.

Compensation Risk Oversight and Assessment

In light of the Corporation’s size and the balance between long-term objectives and short-term financial goals with respect to the Corporation’s executive compensation program, the Board does not presently deem it necessary to consider the implications of the risks associated with its compensation policies and practices.

Financial Instruments

All employees, including NEOs and Directors, are prohibited from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or Director.

Components of Compensation

Base Fees

Base fees form an essential component of the Corporation’s compensation mix as they are the first base measure to remain competitive relative to industry compensation practices, are fixed and therefore not subject to uncertainty, and can be used as the base to determine other elements of compensation and benefits. In determining the base fees of executive officers, the Board considers the following:

●	the recommendations of the President and Chief Executive Officer of the Corporation (other than with respect to the compensation of the President and Chief Executive Officer);
●	the particular responsibilities related to the position;
●	the experience, expertise and level of the executive officer;
●	what the Board members believe is industry practice;
●	the executive officer’s length of service to the Corporation; and
●	the executive officer’s level of responsibilities and overall performance based on informal feedback.

There is no mandatory framework that determines which of these factors may be more or less important and the emphasis placed on any of these factors is at the discretion of the Board and may vary among the executive officers. The determination of base fees relies principally on negotiations between the respective NEO and the Corporation and is therefore heavily discretionary. In respect of the base fees paid to the President and Chief Executive Officer, the Board also broadly considers the performance of the President and Chief Executive Officer against the Corporation’s performance in the previous year.

Bonus Payments

GameSquare’s cash bonus awards are designed to reward an executive for the direct contribution which he or she can make to the Corporation. NEOs are entitled to receive discretionary bonuses from time to time as determined or approved by the Board, upon the recommendation of the Chief Executive Officer. The Corporation does not currently prescribe a set of formal objective measures to determine discretionary bonus entitlements. Rather the Corporation uses informal goals which may include an assessment of an individual’s current and expected future performance, level of responsibilities and the importance of his/her position and contribution to the Corporation. Precise goals or milestones are not pre-set by the Board. The performance-based bonuses paid to the NEOs during the financial years ended December 31, 2023 and 2022 are listed in the summary compensation table.

Long-term Incentives, RSUs and Options

The Board believes that granting stock options and RSUs to key personnel encourages retention and more closely aligns the interests of such key personnel with the interests of Shareholders while at the same time not drawing on the limited cash resources of the Corporation.

GameSquare does not utilize a set of formal objective measures to determine long-term incentive entitlements, rather, long-term incentive grants, such as stock options and RSUs, to NEOs are determined in a discretionary manner on a case-by-case basis but having consideration to the number of options or RSUs previously granted. There are no other specific quantitative or qualitative measures associated with option and RSU grants and no specific weights are assigned to any criteria individually; rather, the performance of the Corporation is broadly considered as a whole when determining the stock-based compensation (if any) to be granted and the Corporation does not focus on any particular performance metric.

The Corporation has adopted the Stock Option Plan and RSU Plan. The Stock Option Plan was approved by the shareholders of the Corporation at the annual and special meeting in March 2023.

Clawback Policy

Awards granted under our equity award plans will be subject to recoupment in accordance with our Compensation Clawback Policy and any other clawback policy that we adopt. In addition, the Plan Administrator may impose other clawback, recovery or recoupment provisions in an award agreement as the Plan Administrator determines necessary or appropriate, including a reacquisition right in respect of previously acquired shares of our common stock or other cash or property upon the occurrence of cause.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of December 31, 2023. All equity awards outstanding as of December 31, 2023 have been restated to give effect to the exchange of GameSquare Esports Inc. common shares for common shares of GameSquare Holdings, Inc, pursuant to which, common shares of GameSquare Esports Inc. were exchanged at a ratio of 0.020655.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Justin Kenna	43,375	-	41,310 at CAD$21.30	January 22, 2026	N/A	N/A	495,720	897,253
			2,065 at CAD$16.95	March 1, 2027
Louis Schwartz	4,777	-	201 at CAD$426.00	February 10, 2026	N/A	N/A	-	-
			182 at CAD$426.00	March 3, 2027
			85 at CAD$426.00	August 25, 2025
			4309 at $3.64	May 26, 2029
Michael Munoz	11	-	11 at CAD$426.00	February 10, 2026	N/A	N/A	-	-

Notes:

(1)	Based on the closing price of our Common Stock of $1.81 on December 29, 2023, the last trading day of our fiscal year 2023, as reported by Nasdaq.

Pension Plan Benefits

The Corporation does not have and does not intend to implement any deferred compensation plan or pension plan that provides for payments or benefits at, following or in connection with retirement.

Termination of Employment, Change in Responsibilities, and Employment Contracts

The following describes the respective employment agreements entered into by the Corporation and each NEO as of December 31, 2023:

Name and Position	Notice Period	Monthly Salary	Severance on Termination not for Cause	Severance on Termination not for Cause following Change of Control (1)
Justin Kenna, Chief Executive Officer and Board Member	N/A	US$50,000	12 months	24 months
Louis Schwartz, President and Chairman of the Board of Directors	N/A	US$41,667	12 months	24 months

(1) Termination occurs within 12 months of the Change of Control.

Change of Control Provisions

For the purpose of the agreements with the officers as set forth above, “Change of Control” is defined as the acquisition by any person or entity of:

(1) shares or rights or options to acquire Common Shares or securities which are convertible into Common Shares or any combination thereof such that after the completion of such acquisition such person would be entitled to exercise 50% or more of the votes entitled to be cast at a meeting of the Shareholders of the Corporation;

(2) shares or rights or options to acquire shares, or their equivalent, of any material subsidiary of the Corporation or securities which are convertible into shares of the material subsidiary or any combination thereof such that after the completion of such acquisition such person would be entitled to exercise 50% or more of the votes entitled to be cast a meeting of the shareholders of the material subsidiary; or

(3) more than 50% of the material assets of the Corporation, including the acquisition of more than 50% of the material assets of any material subsidiary of the Corporation.

Such Change of Control payments may be triggered by either the Corporation or the officer who elects within one year from the date of such Change of Control to elect to have such officer’s agreement terminated.

Summary of Termination Payments

The estimated incremental payments, payables and benefits that might be paid to the officers pursuant to the above noted agreements in the event of termination without cause or after a Change of Control (assuming such termination or Change of Control is effective as of December 31, 2023) are detailed below:

Name and Position	Severance on Termination not for Cause ($)	Severance on Termination not for Cause following Change of Control ($) (1)
Justin Kenna, Chief Executive Officer and Board Member
Salary/Fees	US$600,000	US$1,200,000
Bonus:	Nil	Nil
Benefits:	12 months	18 months
Total:	US$600,000	US$1,200,000
Louis Schwartz, President and Chairman of the Board of Directors
Salary/Fees	US$500,000	US$1,000,000
Bonus:	Nil	Nil
Benefits:	12 months	18 months
Total:	US$500,000	US$1,000,000

(1) Termination occurs within 12 months of the Change of Control.

Employment, Consulting and Management Contracts

Management functions of GameSquare and its subsidiaries are substantially performed by GameSquare’s directors and executive officers. During the year ended December 31, 2023, GameSquare did not enter into any contracts, agreements or arrangements with parties other than its directors and executive officers (or their personal holding corporation) for the provision of such management functions.

Justin Kenna

GameSquare has an employment agreement with Justin Kenna for his services as Chief Executive Officer which is effective as of July 7, 2023 (“Kenna Agreement”). The annual base salary under the Kenna Agreement is US$600,000. The Kenna Agreement has a term of three years from its effective date, which will automatically renew for subsequent periods of one year unless either party provides written notice at least 120 days prior to the expiration of the applicable period at such time. The Kenna Agreement also provides for certain benefits, including health and medical insurance, and reimbursement for reasonable business expenses.

Under the Kenna Agreement, Mr. Kenna is entitled to receive a severance payment if terminated without cause, or in the event of resignation with good reason (as defined therein), equal to 12 months of his annual compensation, paid in monthly installments, and continued premium payments for health insurance to allow Mr. Kenna to continue such insurance coverage for an 12-month period. In the event the Kenna Agreement is terminated without cause or for good reason (both as defined therein), outstanding equity incentive awards held by Mr. Kenna will vest through the end of the 12-month period. In the event there is a change of control (as defined therein) and within 12 months thereafter the Kenna Agreement is terminated without cause or for good reason, accelerated vesting will apply to all outstanding equity incentive awards, including that performance-based awards will fully vest.

Louis Schwartz

GameSquare has an employment agreement with Louis Schwartz for his services as President which is effective as of May 1, 2023 (“Schwartz Agreement”). The annual base salary under the Schwartz Agreement is US$500,000. The Schwartz Agreement has a term of two years from its effective date, which will automatically renew for subsequent periods of one year unless either party provides written notice at least 120 days prior to the expiration of the applicable period at such time. The Schwartz Agreement also provides for certain benefits, including health and medical insurance, and reimbursement for reasonable business expenses.

Under the Schwartz Agreement, Mr. Schwartz is entitled to receive a severance payment if terminated without cause, or in the event of resignation with good reason (as defined therein), equal to 12 months of his annual compensation, paid in monthly installments, and continued premium payments for health insurance to allow Mr. Schwartz to continue such insurance coverage for an 12-month period. In the event the Schwartz Agreement is terminated without cause or for good reason (both as defined therein), outstanding equity incentive awards held by Mr. Schwartz will vest through the end of the 12-month period. In the event there is a change of control (as defined therein) and within 12 months thereafter the Schwartz Agreement is terminated without cause or for good reason, accelerated vesting will apply to all outstanding equity incentive awards, including that performance-based awards will fully vest.

Director Compensation

The following table summarizes the compensation paid to directors, other than directors who are also named executive officers and whose compensation as directors is reflected in the Summary Compensation Table in Item 11 above of this Form 10-K/A, for the fiscal year ended December 31, 2023.

Name	Fees earned ($)	Share- Based Awards ($)	Option- Based awards ($)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)	Total ($)
Thomas Walker	-	23,901	-	-	-	-	23,901
Travis Goff	-	23,901	-	-	-	-	23,901
Jeremi Gorman	-	23,901	-	-	-	-	23,901
Stuart Porter	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the Common Shares authorized for issuance from treasury under the Stock Option Plan and the RSU Plan, being the Corporation’s only compensation plans under which Common Shares are authorized for issuance, as of December 31, 2023.

Plan Category		Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price ($) of Outstanding Options, Warrants and Rights (B)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (A)) (C)
Equity Compensation Plans Not Approved by Shareholders		-	N/A	N/A
Equity Compensation Plans Approved by Shareholders	Stock Option Plan	416,621 249,819	CAD$19.34 USD$5.26	632,473
	RSU Plan	664,597	N/A	402,550
Total		1,331,037		1,035,023

As of December 31, 2023, the number of stock options and RSUs outstanding that were issued under the Stock Option Plan and RSU Plan, respectively, represents approximately 5.13% and 5.12% of the 12,989,128 of the outstanding Common Shares as of December 31, 2023.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth information known to GameSquare regarding the beneficial ownership of GameSquare Common Shares as of April 29, 2024 (unless otherwise indicated) by:

● each person, or group of affiliated persons, who is known to be the beneficial owner of more than 5% of GameSquare Common Shares;

● each of GameSquare’s directors, including director nominees;

● each of GameSquare’s named executive officers; and

● all of GameSquare’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and restricted share units that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, GameSquare believes that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of GameSquare Common Shares is based on 30,316,256 shares of GameSquare Common Shares issued and outstanding as of April 29, 2024.

Name and Address of Beneficial Owner(1)	Number of Common Shares	Percentage of Total Voting Power
5% Holders
Entities affiliated with John Goff(2)	5,776,924	19.00%
Blue & Silver Ventures, Ltd.(3)	5,793,918	19.11%

Directors, Director Nominees and Named Executive Officers
Justin Kenna(4)	148,696	*
Lou Schwartz(5)	240,240	*
Travis Goff(6)	55,824	*
Jeremi Gorman	4,131	*
Stuart Porter(7)	1,223,937	4.02%
Tom Walker	-	-
Nick Lewin(8)	197,743	*
Paul Hamilton(9)	537,135	1.66%
Michael Munoz(10)	43,434	*
All Company directors and current executive officers as a group (9 individuals)	2,451,140	8.09%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o GameSquare Holdings, Inc., 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.
(2)	Includes (i) 4,316,546 shares of common stock held by Goff Jones Strategic Partners, LLC, (ii) 720,751 shares of common stock held by Goff NextGen Holdings, LLC, (iii) 616,834 shares of common stock held by JCG Holdings, LP, (iv) 81,754 shares of common stock underlying outstanding warrants that are exercisable within 60 days of April 29, 2024 held by JCG Holdings, LP, and (v) 41,039 shares of common stock held by Goff Family Investments, LP. JCG 2016 Holdings, LP exercises shared voting and dispositive control over the securities held by Goff Jones Strategic Partners, LLC and may be deemed to beneficially own the securities held of record by Goff Jones Strategic Partners, LLC. JCG 2016 Management, LLC, as general partner to JCG 2016 Holdings, LP, may be deemed to beneficially own the securities held of record by Goff Jones Strategic Partners, LLC. John C. Goff is the sole trustee of John C. Goff 2010 Family Trust, which is the sole shareholder of JCG 2016 Management, LLC, and consequently, he may be deemed to beneficially own the securities held of record by Goff Jones Strategic Partners, LLC. John C. Goff disclaims beneficial ownership of all securities of the Issuer held by Goff Jones Strategic Partners, LLC except to the extent of his pecuniary interest therein and this report shall not be an admission that John C. Goff is the beneficial owner of these securities for purposes of Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) or for any other purpose. This information isas of March 11, 2024, and is based solely on information set forth in Schedule 13D/A filed with the SEC on March 11, 2024 by John Goff.
(3)	Includes (i) 1,477,372 shares held by Blue & Silver Ventures, Ltd. and (ii) 4,316,546 shares held by Goff Jones Strategic Partners, LLC, which Blue & Silver Ventures, Ltd. may have dispositive or voting power over.
(4)	Includes (i) 105,321 shares held directly by Mr. Kenna and (ii) 43,375 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2024 held by Mr. Kenna.
(5)	Includes (i) 234,630 shares held directly by Mr. Schwartz and (ii) 5,610 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2024 held by Mr. Schwartz.
(6)	Includes (i) 50,249 shares held directly by Travis Goff and (ii) 5,395 shares of common stock underlying outstanding warrants that are exercisable within 60 days of April 29, 2024 held by Travis Goff.
(7)	Includes (i) 719,424 shares held directly by Mr. Porter, (ii) 107,914 shares of common stock underlying outstanding warrants that are exercisable within 60 days of April 29, 2024 held by Mr. Stuart, and (iii) 216,666 shares held indirectly by Mr. Porter through Three Curve Capital LP.
(8)	Includes (i) 95,668 shares held by CPH Phase II SPV LP, (ii) 67,943 shares held by CPH Phase III SPV LP and (iii) 34,132 shares of common stock underlying outstanding restricted stock awards that are exercisable within 60 days of April 29, 2024 held by Mr. Lewin. CPH Holdings VII, LLC was the sole general partner of each of CPH Phase II SPV LP and CPH Phase III SPV LP, and Nick Lewin is the sole manager of CPH Holdings VII, LLC. In such capacity, Mr. Lewin had sole voting and investment power over the securities held by CPH Phase II SPV LP and CPH Phase III SPV LP and, therefore, may be deemed to be the beneficial owner of such securities. With respect to the securities held by CPH Phase II SPV LP and CPH Phase III SPV LP, Mr. Lewin disclaims beneficial ownership, except to the extent of his pecuniary interest therein. The business address of CPH Phase II SPV LP and CPH Phase III SPV LP is 1230 Montana Avenue, Suite 201, Santa Monica, CA 90403.
(9)	Represents (i) 503,003 shares held by AEV Esports, LLC and (ii) 34,132 shares of common stock underlying outstanding restricted stock awards that are exercisable within 60 days of April 29, 2024 held by Mr. Hamilton. Mr, Hamilton is the President and Chief Executive Officer of AEV Esports, LLC, and may be deemed to share voting and dispositive control over the shares held by AEV Esports, LLC.
(10)	Includes (i) 43,423 shares held directly by Mr. Munoz and (ii) 426 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2024 held by Mr. Munoz.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Credit Facility Payable

On June 30, 2022, the Company entered into an agreement for a $5 million credit facility (the “Facility”) for a one-year term with Goff & Jones Lending Co, LLC., a related party to the Company by virtue of one of its directors. The Facility matured on June 30, 2023 (the “Maturity Date”). During the three months ended March 31, 2023, the Company accrued $23,266 in interest and $80,133 in legal fees in connection with the Facility. This credit facility was paid off during the quarter ended June 30, 2023, and has not been renewed.

Convertible Debenture with a Director of the Company as Counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of US$1,250,000. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by a director of the Company. The participation of a director in the original issuance of the convertible debenture constitutes a related party transaction.

Director Independence

The Board has determined that all of the current directors are independent pursuant to Nasdaq Rule 5605 (“Nasdaq Rules”) except for Louis Schwartz, President and Chairman of the Board of Directors. The members of the Audit Committee are Justin Kenna, Thomas Walker, and Jeremi Gorman, all of whom are independent directors as determined by the Nasdaq Rules. The members of the Compensation Committee are Travis Goff and Stuart Porter, both of whom are independent directors as determined by the Nasdaq Rules. The members of the Nominating Committee are Thomas Walker, Travis Goff, and Stu Porter, all of whom are independent as determined by the Nasdaq Rules.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Kreston GTA, our independent auditors, for the fiscal years ended December 31, 2023 and December 31, 2022, respectively:

	Fiscal Year Ended December 31,
	2023	2022
Audit fees(1)	$920,903	$198,750
Audit-related fees(2)	—	—
Tax fees(3)	—	—

Total fees	$920,903	$198,750

(1)	Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and December 31, 2022, review of the interim consolidated financial statements included in our Quarterly Reports and services normally provided in connection with regulatory filings. In addition, 2023 audit fees included fees associated with the re-audit of three years of historical financial statements of Engine Gaming and Media, Inc. under PCAOB auditing standards.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consistent with the requirements of the SEC and the PCAOB regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm to the Company. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit and case-by-case basis before the independent auditor is engaged to provide each service. All of the services provided by Kreston GTA for the fiscal years ended December 31, 2023 and December 31, 2022, respectively, described above were pre-approved by our Audit Committee or our Board. Our Audit Committee determined that the rendering of services other than audit services by Kreston GTA were compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of October 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K, filed with the SEC on December 22, 2023).
3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
3.2	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.2**	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.2	Backstop Agreement, dated as of October 19, 2023, by and among Registrant and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.4	Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.5	Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.6	Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.7	Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.8	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.9	Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.10	Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.11	Convertible Note, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.12	Security Agreement, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.13	Form of FaZe Support Agreement, dated as of October 19, 2023, by and between GameSquare Holdings, Inc. and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).

10.14	Form of GameSquare Support Agreement, dated as of October 19, 2023, by and between FaZe Holdings Inc. and certain stockholders of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.15	Backstop Agreement, dates as of October 19, 2023, by and among GameSquare Holdings, Inc. and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.16	Financing and Security Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.17	Intercreditor Agreement dated as of September 14, 2023(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.18+*	Amended and Restated Employment Agreement, dated July 7, 2023, between the Registrant and Justin Kenna.
10.19+*	Employment Agreement, dated July 7, 2023, between the Registrant and Lou Schwartz.
10.20+	Registrant’s Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Annual Report on Form 20-F, filed with the SEC on December 20, 2023).
21.1**	Subsidiaries of GameSquare Holdings, Inc (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
23.1**	Consent of Kreston GTA LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
31.2**	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
31.3*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
97.1+**	Clawback Policy (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2024	GameSquare Holdings, Inc.

	By:	/s/ Justin Kenna
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Kenna	Chief Executive Officer and Director	April 30, 2024
Justin Kenna	(Principal Executive Officer)

/s/ Michael Munoz	Chief Financial Officer	April 30, 2024
Michael Munoz	(Principal Financial Officer)

/s/ Stuart Porter	Director	April 30, 2024
Stuart Porter

/s/ Thomas Walker	Director	April 30, 2024
Thomas Walker

/s/ Travis Goff	Director	April 30, 2024
Travis Goff

/s/Jeremi Gorman	Director	April 30, 2024
Jeremi Gorman

/s/ Lou Schwartz	Director	April 30, 2024
Lou Schwartz

/s/ Paul Hamilton	Director	April 30, 2024
Paul Hamilton

/s/ Nick Lewin	Director	April 30, 2024
Nick Lewin

