Form 10-Q
period 2024-03-31
GameSquare Holdings, Inc.
filed 2024-05-20
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number: 001-39389

GAMESQUARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-1946435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6775 Cowboys Way, Ste. 1335

Frisco, Texas, USA 75034

(Address of principal executive offices) (Zip Code)

(216) 464-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	GAME	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on May 17, 2024
Common Stock - $0.0001 par value	30,362,552

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. All statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the sufficiency of our cash and investments to meet our liquidity needs;

●	our limited operating history and uncertain future prospects and rate of growth due to our limited operating history, including our ability to implement business plans and other expectations;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to maintain and grow the strength of our brand reputation;

●	the Company’s ability to achieve its objectives;

●	our ability to manage our growth effectively;

●	our ability to retain existing and attract new Esports professionals, content creators and influencers;

●	our success in retaining or recruiting, or changes required in, our officers, directors and other key employees or independent contractors;

●	our ability to maintain and strengthen our community of brand partners, engaged consumers, content creators, influencers and Esports professionals, and the success of our strategic relationships with these and other third parties;

●	our ability to effectively compete within the industry;

●	our presence on the internet and various third-party mass media platforms;

●	risks related to data security and privacy, including the risk of cyber-attacks or other security incidents;

●	risks resulting from our global operations;

●	our ability to maintain the listing of our Common Stock on Nasdaq;

●	our securities’ potential liquidity and trading, including that the price of our securities may be volatile;

●	future issuances, sales or resales of our securities;

●	the grant and future exercise of registration rights;

●	our ability to secure future financing, if needed, and our ability to repay any future indebtedness when due;

●	the ability of the Company to complete offerings on acceptable terms;

●	the impact of the regulatory environment in our industry and complexities with compliance related to such environment, including our ability to comply with complex regulatory requirements;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to respond to general economic conditions, including market interest rates;

●	our ability to execute on future acquisitions, mergers or dispositions; and

●	changes to accounting principles and guidelines.

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements are not guarantees of performance. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash	$7,173,871	$2,945,373
Restricted cash	647,610	47,465
Accounts receivable, net	25,844,156	16,459,684
Government remittances	1,347,305	1,665,597
Contingent consideration, current	207,673	207,673
Prepaid expenses and other current assets	2,995,649	916,740
Total current assets	38,216,264	22,242,532
Investment	2,673,472	2,673,472
Contingent consideration, non-current	293,445	293,445
Promissory note receivable	7,125,628	-
Property and equipment, net	795,560	2,464,633
Goodwill	22,789,949	16,303,989
Intangible assets, net	27,898,454	18,574,144
Right-of-use assets	2,071,328	2,159,693
Total assets	$101,864,100	$64,711,908
Liabilities and Shareholders’ Equity
Accounts payable	$30,238,124	$23,493,472
Accrued expenses and other current liabilities	13,561,775	5,289,149
Players liability account	47,545	47,465
Deferred revenue	4,193,032	1,930,028
Current portion of operating lease liability	375,155	367,487
Line of credit	4,232,425	4,518,571
Warrant liability	62,818	102,284
Arbitration reserve	333,499	428,624
Total current liabilities	53,044,373	36,177,080
Convertible debt carried at fair value	8,394,207	8,176,928
Operating lease liability	1,898,247	1,994,961
Total liabilities	63,336,827	46,348,969
Commitments and contingencies (Note 14)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 30,316,256 and 12,989,128 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	-	-
Additional paid-in capital	116,786,455	91,915,169
Accumulated other comprehensive loss	421,915	(132,081)
Accumulated deficit	(78,681,097)	(73,420,149)
Total shareholders’ equity	38,527,273	18,362,939
Total liabilities and shareholders’ equity	$101,864,100	$64,711,908

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$17,728,224	$2,790,061
Cost of revenue	14,335,067	1,511,217
Gross profit	3,393,157	1,278,844
Operating expenses:
General and administrative	4,918,630	2,641,680
Selling and marketing	2,221,653	741,028
Research and development	685,153	-
Depreciation and amortization	755,449	140,480
Restructuring charges	-	283,898
Other operating expenses	1,093,420	484,309
Total operating expenses	9,674,305	4,291,395
Loss from continuing operations	(6,281,148)	(3,012,551)
Other income (expense), net:
Interest expense	(435,128)	(23,097)
Change in fair value of convertible debt carried at fair value	(106,601)	-
Change in fair value of warrant liability	37,257	-
Arbitration settlement reserve	95,125	-
Other income (expense), net	(117,270)	(932)
Total other income (expense), net	(526,617)	(24,029)
Loss from continuing operations before income taxes	(6,807,765)	(3,036,580)
Income tax benefit	-	5,027
Net loss from continuing operations	(6,807,765)	(3,031,553)
Net income (loss) from discontinued operations	1,546,817	(1,313,881)
Net loss	$(5,260,948)	$(4,345,434)

Comprehensive loss, net of tax:
Net loss	$(5,260,948)	$(4,345,434)
Change in foreign currency translation adjustment	553,996	(6,649)
Comprehensive loss	$(4,706,952)	$(4,352,083)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.39)	$(0.55)
From discontinued operations	0.09	(0.24)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.30)	$(0.78)
Weighted average common shares outstanding - basic and diluted	17,368,512	5,557,690

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-	Accumulated other comprehensive (loss)	Accumulated	Shareholders’
	Shares	Par value	in capital	income	deficit	equity
Balance, January 1, 2024	12,989,128	$-	$91,915,169	$(132,081)	$(73,420,149)	$18,362,939
Acquisition of Faze Clan	10,132,884	-	14,587,000	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	-	9,865,058	-	-	9,865,058
Share-based compensation - options and RSUs	-	-	419,228	-	-	419,228
Other comprehensive income	-	-	-	553,996	-	553,996
Net loss	-	-	-	-	(5,260,948)	(5,260,948)
Balance, March 31, 2024	30,316,256	$-	$116,786,455	$421,915	$(78,681,097)	$38,527,273

Balance, January 1, 2023	6,352,270	$-	$49,672,443	$(269,053)	$(42,137,722)	$7,265,668
Issuance of common shares to settle contingent consideration	29,359	-	-	-	-	-
Common shares issued upon vesting of RSUs	99,329	-	-	-	-	-
Shares issued to settle outstanding amounts payable	9,109	-	66,154	-	-	66,154
Share-based compensation - options and RSUs	-	-	565,380	-	-	565,380
Other comprehensive loss	-	-	-	(6,649)	-	(6,649)
Net loss	-	-	-	-	(4,345,434)	(4,345,434)
Balance, March 31, 2023	6,490,067	$-	$50,303,977	$(275,702)	$(46,483,156)	$3,545,119

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,260,948)	$(4,345,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	981,998	497,202
Amortization of operating lease right-of-use assets	88,365	94,158
Gain on disposition of Complexity	(3,009,891)	-
Change in fair value of warrant liability	(37,257)	-
Change in fair value of arbitration reserve	(95,125)	-
Change in fair value of convertible debt carried at fair value	106,601	-
Income tax recovery	-	(5,027)
Bad debt	-	8,680
Non-cash interest expense	-	77,635
Share-based compensation	419,228	565,380
Changes in operating assets and liabilities:
Accounts receivable, net	(3,653,682)	2,387,334
Government remittances	(33,365)	-
Prepaid expenses and other current assets	(920,355)	444,011
Accounts payable, accrued expenses and other current liabilities	2,852,196	13,310
Deferred revenue	635,661	(315,583)
Operating lease liability	(89,046)	(79,866)
Net cash used in operating activities	(8,015,620)	(658,200)
Cash flows from investing activities:
Purchase of property and equipment	(758)	-
Payment of contingent consideration on Zoned	-	(120,000)
Cash acquired in Faze Clan acquisition	2,406,812	-
Disposal of Complexity, net of cash disposed	328,284	-
Net cash provided by investing activities	2,734,338	(120,000)
Cash flows from financings activities:
Proceeds from private placements	10,000,000	-
Payment of equity issuance costs	(134,942)	-
Repayment of principal on convertible debt	(100,000)	-
Proceeds (repayments) on line of credit, net	(286,146)	-
Net cash provided by financing activities	9,478,912	-
Effect of exchange rate changes on cash and restricted cash	631,013	(10,582)
Net increase (decrease) in cash and restricted cash	4,828,643	(788,782)
Cash and restricted cash, beginning of period	2,992,838	977,413
Cash and restricted cash, end of period	$7,821,481	$188,631

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three months ended March 31,
	2024	2023
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$205,436	$-
Operating lease payments in operating cash flows	136,452	134,320

Supplemental disclosure of non-cash investing and financing activities:
Disposition of Complexity in exchange for promissory note receivable	$7,125,628	$-
Shares, options, and warrants issued for acquisition of FaZe	14,587,000	-
Shares issued to settle legal and other amounts payable	-	66,154

Reconciliation of cash and restricted cash:

	March 31,	December 31,
	2024	2023
Cash	$7,173,871	$2,945,373
Restricted cash	647,610	47,465
Cash and restricted cash shown in the consolidated statements of cash flows	$7,821,481	$2,992,838

GAMESQUARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Corporate information and going concern

(a) Corporate information

GameSquare Holdings, Inc. (“GameSquare” or the “Company”) is a corporation existing under the laws of the State of Delawre as of March 7, 2024 (and was a corporation existing under the Business Corporations Act (Province of British Columbia) prior to March 7, 2023). The registered head office of the Company is 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.

GameSquare, completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe (see Note 4).

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GSQ dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

(b) Going concern

These accompanying financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the unaudited condensed consolidated financial statements. Such adjustments could be material. It is not possible to predict whether the Company will be able to raise adequate financing or ultimately attain profit levels of operations.

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $78.7 million as of March 31, 2024 ($73.4 million as of December 31, 2023). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of March 31, 2024, the Company had a working capital deficiency of $14.8 million (as of December 31, 2023, a working capital deficiency of $13.9 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that cast significant doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared following generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP for annual financial statements. In management’s opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 16, 2024, and amended on April 30, 2024 (the “2023 Form 10-K”).

(b) Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of March 31, 2024, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Frankly Inc.	Canada	100%	Canadian Dollar
Stream Hatchet S.L.	Spain	100%	Euro
Code Red Esports Ltd.	United Kingdom	100%	UK Pound
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100%	US Dollar
GCN Inc.	USA	100%	US Dollar
Faze Holdings Inc.	USA	100%	US Dollar
Swingman LLC	USA	100%	US Dollar
Mission Supply LLC	USA	100%	US Dollar
SideQik, Inc.	USA	100%	US Dollar

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

(d) Revenue recognition

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it transfers control of its services to a customer.

There were no significant changes in the satisfaction of performance obligations in contracts with customer and related revenue recognition policies for the three months ended March 31, 2024. The following describes the revenue recognition policies for the revenue streams the Company acquired as a result of the Merger (see Note 4):

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, event content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and its talent roster generate and produce original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer, in most instances, upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and the Company recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Consumer Products

The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

●	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,
●	the Company has inventory risk before the good is transferred to the customer, and
●	the Company is the party that has discretion in establishing pricing for the specified good or service.

Based on management’s evaluation of the above indicators, the Company reports consumer products revenues on a gross basis.

Esports

League Participation: Generally, The Company has one performance obligation—to participate in the overall Esport event—because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

Player Transfer Fees: Player transfer agreements include a fixed fee and may include a variable fee component. The Company recognizes the fixed portion of revenue from transfer fees upon satisfaction of the Company’s performance obligation, which coincides with the execution of the related agreement. The variable portion of revenue is considered highly uncertain and is recognized at the point in time when the uncertainty is resolved.

Licensing of Intellectual Property: The Company’s licenses of intellectual property generate royalties that are recognized in accordance with the royalty recognition constraint. That is, royalty revenue is recognized at the time when the sale occurs.

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

(e) Cash and restricted cash

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

(f) Promissory note receivable and allowance for credit losses

The Company received a secured subordinated promissory note as part of the purchase consideration received for the sale of Complexity (see Note 4). The promissory note receivable is classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The Company maintains an allowance for expected credit losses to reflect the expected collectability of the promissory note receivable based on historical collection data and specific risks identified, as well as management’s expectation of future economic conditions. At each reporting date the Company assesses whether the credit risk on its promissory note receivable has increased significantly since initial recognition.

The promissory note receivable was initially recorded at its transaction closing date fair value on March 1, 2024 (see Note 4) and no allowance for credit losses had been recognized as of March 31, 2024.

(g) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 57% and 0% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

No customer individually accounted for more than 10% of the Company’s accounts receivable as of March 31, 2024, and December 31, 2023, respectively.

(h) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

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

(b) Adopted

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied retrospectively to all periods presented in the financial statements. ASU 2023-07 will be applicable for the Company’s financial statements for the year ended December 31, 2024. Management is currently evaluating and understanding the requirements under this new standard.

4. Acquisitions and divestitures

(a) FaZe Merger

On March 7, 2024, the Company completed its acquisition of FaZe (the Merger). Prior to the Merger, the Company created GameSquare Merger Sub I, Inc. (“Merger Sub”) to effect the Merger. As a result of the Merger, Merger Sub merged with FaZe, with FaZe continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

The Company acquired all issued and outstanding FaZe common shares in exchange for 0.13091 of a GameSquare common share for each FaZe common share (the “Exchange Ratio”). All outstanding FaZe equity awards and warrants to purchase shares of FaZe common stock were acquired and exchanged for GameSquare equity awards and warrants to purchase GameSquare common stock on substantially the same terms, with exercise prices, where applicable, and shares issuable adjusted for the Exchange Ratio.

The Company incurred transaction costs of $1.4 million associated with the Merger. All such costs were expensed as incurred. The loss attributed to FaZe’s operations from the acquisition date to March 31, 2024, was $210 thousand, with revenue of $2.6 million.

The Merger was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition. The estimated fair values are preliminary and based on the information that was available as of that date.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Number of shares	Amount
Common shares(1)	10,132,884	$12,763,000
Warrants - Equity(2)	775,415	26,000
Options - Vested(2)	1,169,619	1,256,000
RSUs / RSAs - Vested(3)	413,988	542,000
Total purchase price	12,491,906	$14,587,000

The preliminary purchase price allocation is as follows:

Purchase price allocation	Amount
Cash	$1,806,747
Restricted cash	600,065
Accounts receivable, net	8,290,494
Prepaid expenses and other current assets	1,158,554
Property and equipment	773,893
Goodwill	6,485,960
Intangible assets	12,000,000
Total assets acquired	31,115,713

Accounts payable	8,115,982
Accrued liabilities	6,492,196
Deferred revenue	1,920,535
Total liabilities assumed	16,528,713
Net assets acquired	$14,587,000

Measurement period adjustments

Where provisional values are used in accounting for a business combination, they may be adjusted in subsequent periods, not to exceed twelve months. The primary areas that are subject to change relate to the fair value of the purchase consideration transferred and purchase price allocations related to the fair values of certain tangible assets, the valuation of intangible assets acquired, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired during the measurement periods.

Goodwill

The difference between the estimated acquisition date fair value of the consideration transferred and the estimated values assigned to the assets acquired and liabilities assumed represents goodwill of $6.5 million.

The goodwill recorded represents the following:

●	Cost savings and operating synergies expected to result from combining the operations of FaZe with those of the Company.
●	Intangible assets that do not qualify for separate recognition such as the assembled workforce.

Goodwill arising from the Merger is expected to be deductible for tax purposes.

(b) Sale of Complexity

On March 1, 2024, the Company, through its wholly owned subsidiary GameSquare Esports (USA), Inc., entered into a Membership Interest Purchase Agreement (the “MIPA”) to sell all of the issued and outstanding equity interest of NextGen Tech, LLC (“Complexity”) to Global Esports Properties, LLC (the “Buyer”) (the “Transaction”).

Pursuant to the MIPA, Buyer paid the Company aggregate purchase consideration with a Transaction closing date fair value of $7.9 million in exchange for the equity interests of Complexity, including $0.8 million paid in cash upon closing of the transaction and issuance of a secured subordinated promissory note (the “Note”) with a Transaction closing date fair value of $7.1 million. The Note was valued using a discount rate of 15% (Level 3).

As a result of the Transaction during the three months ended March 31, 2024, Complexity met the requirements to reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

5. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	6,485,960
Balance, March 31, 2024	$22,789,949

Goodwill resulting from the acquisition of FaZe was allocated to the Teams operating and reportable segment.

There were no impairment charges related to goodwill incurred during the three months ended March 31, 2024 and 2023, respectively.

(b) Intangible assets

Intangible assets consist of the following:

	As of March 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$14,650,733	$(1,646,498)	$(472,018)	$12,532,217
Talent network	$1,100,000	$(45,833)	-	1,054,167
Brand name	12,142,638	(1,276,583)	(229,405)	10,636,650
Software	4,560,400	(884,980)	-	3,675,420
Total intangible assets	$32,453,771	$(3,853,894)	$(701,423)	$27,898,454

	As of December 31, 2023
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,006,154	$(1,483,331)	$(472,018)	$9,050,805
Brand name	8,963,557	(3,115,265)	(229,405)	5,618,887
Software	4,560,400	(655,948)	-	3,904,452
Total intangible assets	$24,530,111	$(5,254,544)	$(701,423)	$18,574,144

The Company recognized amortization expense for intangible assets of $0.8 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$2,542,785
2025	3,363,093
2026	2,634,078
2027	2,285,716
2028	1,609,533
Thereafter	15,463,249
Total estimated amortization expense	$27,898,454

There were no impairment charges related to other intangible assets incurred during the three months ended March 31, 2024 and 2023, respectively.

6. Leases

On June 30, 2021, the Company acquired Complexity. Complexity leased a building in Frisco, Texas. Upon the sale of Complexity (see Note 4), the lease was assigned to GameSquare Esports (USA), Inc. and the Company entered into an agreement to sublease the building to Complexity for a 12-month period . The lease has an original lease period expiring in April 2029. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Three months ended March 31,
	2024	2023
Operating lease expense	$135,772	$135,772
Variable lease expense	46,340	65,980
Total operating lease costs	$182,112	$201,752

As of March 31, 2024, the remaining lease-term and discount rate on the Company’s lease was 5.1 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

Remainder of 2024	$409,356
2025	545,808
2026	545,808
2027	545,808
2028	545,808
Thereafter	181,936
Total lease payments	2,774,524
Less: Interest	(501,122)
Total lease liability	$2,273,402

7. Line of credit

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

As of March 31, 2024, the outstanding principal, and unpaid accrued interest, on the LOC was $4.2 million. During the three months ended March 31, 2024, the Company recognized interest expense of $0.2 million on the outstanding LOC principal balance.

8. Convertible debt

As of March 31, 2024, the Company has two convertible debt instruments: a $1.3 million convertible debenture issued to Three Curve Capital LP (“Three Curve CD”) and a $5.7 million convertible debenture issued to King Street Partners LLC (“King Street CD”). The Company elected the FVO for recognition of the Three Curve CD and King Street CD as permitted under ASC 825.

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

(a) King Street CD

Key terms of the King Street CD include (a) a maturity date of December 29, 2025, (b) an interest rate of 12.75% per annum, and (c) is convertible at the holder’s option into common shares of Company at a price of $3.04 per share (subject to standard anti-dilution provisions).

The fair value of the King Street CD was estimated using the binomial lattice model with the below assumptions:

	March 31, 2024	December 31, 2023
Share price	$1.38	$1.78
Conversion price	$3.04	$5.00
Term, in years	1.75	2.00
Interest rate	12.75%	12.75%
Expected volatility	115.00%	110.00%
Risk-free interest rate	4.70%	4.23%
Expected dividend yield	0%	0%

(b) Three Curve CD

Key terms of the Three Curve CD include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	March 31, 2024	December 31, 2023
Share price	$1.38	$1.78
Conversion price	$4.40	$4.40
Term, in years	1.42	1.67
Interest rate	7%	7%
Expected volatility	120.00%	115.00%
Risk-free interest rate	4.85%	4.42%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	King Street CD	Total
Balance, December 31, 2023	$1,507,236	$6,669,692	$8,176,928
Interest expense	21,815	188,863	210,678
Principal payments	-	(100,000)	(100,000)
Change in fair value(1)	(54,241)	160,842	106,601
Balance, March 31, 2024	$1,474,810	$6,919,397	$8,394,207

Contractual principal balances outstanding:
As of December 31, 2023	$1,250,000	$5,800,000	$7,050,000
As of March 31, 2024	$1,250,000	$5,700,000	$6,950,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

9. Shareholders’ Equity

(a) Description of the Company’s securities

The Company is authorized to issue an unlimited number of common shares, with no par value. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

(b) Activity for the periods presented

On March 7, 2024, 10,132,884 common shares of the Company were issued for the completion of the Merger (see Note 4).

In conjunction with the Merger, on March 7, 2024, the Company completed a private placement public in public equity financing (the “PIPE Financing”) with certain investors in which the Company offered 7,194,244 units at a purchase price of $1.39 per unit for aggregate gross proceeds of $10.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.15 shares of the Company’s common stock. As a result, the Company issued an aggregate of 7,194,224 common shares of the Company and warrants to purchase up to 1,079,136 shares of the Company pursuant to the PIPE Financing. Each warrant has an exercise price of $1.55 per share and expire on March 7, 2029 (see Note 12).

On March 24, 2023, 9,109 common shares were issued in settlement of outstanding amounts payable of $0.1 million.

On March 10, 2023, 29,359 common shares of the Company were issued to settle contingent consideration on a prior acquisition.

10. Net loss per share

As the Company incurred a net loss for the three months ended March 31, 2024 and 2023, the inclusion of certain Options, unvested stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three months ended March 31,
	2024	2023
Options and RSUs outstanding	3,122,971	512,574
Warrants outstanding	2,403,226	927,232
Shares issuable upon conversion of convertible debt	2,159,090	-
Total	7,685,287	1,439,806

11. Share-based compensation

The Company grants share purchase options (“Options”) for the purchase of common shares to its directors, officers, employees and consultants.

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

The TSXV requires the Company to fix the number of common shares to be issued in settlement of awards that are not options. The maximum number of Shares available for issuance pursuant to the settlement of RSU shall be an aggregate of 2,861,658 Shares.

(a) Options

The following is a summary of Options outstanding as of March 31, 2024 and December 31, 2023, and changes during the three months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	416,621	$19.34	2.96	$-
Outstanding at March 31, 2024	416,621	$19.34	2.71	$-
Exercisable at March 31, 2024	409,520	$19.56	2.60	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Acquisition of FaZe	1,196,759	2.92
Outstanding at March 31, 2024	1,446,578	$3.32	9.09	$-
Exercisable at March 31, 2024	1,409,964	$3.33	9.16	$-

See Note 4 for a summary of the significant valuation inputs used to value options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $18 thousand and $114 thousand for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on March 31, 2024, and December 31, 2023, and changes during the three months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2023	664,597	$3.71
Acquisition of FaZe	595,175	1.39
Outstanding at March 31, 2024	1,259,772	$2.61

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date (see Note 4).

Shared-based compensation expense related to the vesting of RSU’s was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

12. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the three months ended March 31, 2024:

Amount
Balance, December 31, 2023	$102,284
Change in fair value	(37,257)
Foreign exchange	(2,209)
Balance, March 31, 2024	$62,818

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	March 31, 2024	December 31, 2023
Share price	CAD$1.87	CAD$2.91
Term, in years	0.25 - 3.50	0.39 - 4.00
Exercise price	CAD$6.29 - $30.00	CAD$6.29 - $30.00
Expected volatility	100.00%	90.00%
Risk-free interest rate	3.68% - 4.53%	4.25% - 5.45%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The following is a summary of liability-classified warrants outstanding as of March 31, 2024, and December 31, 2023, and changes during the three months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2023	757,911	$22.61
Warrants expired	(224,651)	29.05
Outstanding, March 31, 2024	533,260	$19.90

(b) Equity-classified warrants

As discussed in Note 4 above in conjunction with the acquisition of FaZe, the Company issued 775,415 warrants with an acquisition fair value of $26 thousand, included in the FaZe acquisition purchase price consideration.

As discussed in Note 9, in conjunction with the PIPE Financing on March 7, 2024, 1,079,136 warrants were issued with an exercise price of $1.55 and a contractual term of 5 years. The relative fair value of the warrants of $1.1 million was estimated using the Black-Scholes option pricing model with the following assumptions: share price of $1.56, expected dividend yield of 0%, expected volatility rate of 120.00%, based on the historical volatility of comparable companies, a risk free rate of 3.36% and an expected life of 5 years. The warrants have an exercise price in USD and are equity-classified.

The following is a summary of equity-classified warrants outstanding as of March 31, 2024, and December 31, 2023, and the changes during the three months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2023	877,891	$60.00
Warrants expired	(862,476)	60.00
PIPE Financing	1,079,136	1.55
Acquisition of FaZe	775,415	87.85
Outstanding, March 31, 2024	1,869,966	$37.82

13. Related party transactions

(a) Convertible debenture with a director of the Company as counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by a director of the Company (see Note 8).

14. Commitments and contingencies

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

15. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Three months ended March 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,562,953	$-	$2,562,953
Agency	378,649	2,564,208	-	2,942,857
SaaS + Advertising	-	11,442,510	779,904	12,222,414
Total Revenue	378,649	16,569,671	779,904	17,728,224
Cost of sales
Teams	-	1,581,570	-	1,581,570
Agency	250,632	2,160,674	-	2,411,306
SaaS + Advertising	-	10,261,585	80,606	10,342,191
Total Cost of sales	250,632	14,003,829	80,606	14,335,067
Gross profit
Teams	-	981,383	-	981,383
Agency	128,017	403,534	-	531,551
SaaS + Advertising	-	1,180,925	699,298	1,880,223
Total Gross profit	$128,017	$2,565,842	$699,298	$3,393,157

	Three months ended March 31, 2023
Segment	United Kingdom	USA	Mexico	Total
Revenue
Teams	$-	$-		$-
Agency	$634,373	$2,155,688	$-	$2,790,061
SaaS + Advertising	-	-	-	-
Total Revenue	634,373	2,155,688	-	2,790,061
Cost of sales
Teams	-	-		-
Agency	531,846	979,371	-	1,511,217
SaaS + Advertising	-	-	-	-
Total Cost of sales	531,846	979,371	-	1,511,217
Gross profit
Teams	-	-	-	-
Agency	102,527	1,176,317	-	1,278,844
SaaS + Advertising	-	-	-	-
Total Gross profit	$102,527	$1,176,317	$-	$1,278,844

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	March 31, 2024	December 31, 2023
USA	$787,596	$2,456,563
United Kingdom	1,620	1,814
Spain	6,344	6,256
Total	$795,560	$2,464,633

16. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	62,818	62,818
Arbitration reserve	333,499	-	-	333,499
Convertible debt	-	-	8,394,207	8,394,207

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	102,284	102,284
Arbitration reserve	428,624	-	-	428,624
Convertible debt	-	-	8,176,928	8,176,928

(a) Fair values measured on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company’s investment, accounted for under the measurement alternative of ASC 321, is remeasured at fair value only upon an observable price change or if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

17. Discontinued operations

As discussed in Note 4, on March 1, 2024, the Company sold Complexity and recognized a gain on disposition of $3.0 million, resulting in Complexity meeting the requirements for presentation as discontinued operations. Prior to disposition, Complexity was part of the Teams operating and reportable segment.

The Company recognized a pretax net loss of $1.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the three months ended March 31, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million. The pretax net loss of $1.3 million for the three months ended March 31, 2023, includes revenue of $2.2 million, cost of revenue of $1.5 million, and operating expenses of 2.0 million.

Complexity had amortization and depreciation of $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

18. Subsequent events

On May 15, 2024, GameSquare Holdings, Inc., a Delaware corporation (the “Company” or “GameSquare”), FaZe Holdings, Inc., a Delaware corporation and wholly owned subsidiary of GameSquare (“FaZe Holdings”), Faze Clan, Inc., a Delaware corporation and wholly owned subsidiary of FaZe Holdings (“FaZe Clan Inc.”), and FaZe Media Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of FaZe Clan Inc. (“Media Holdings, and together with GameSquare, FaZe Holdings and FaZe Clan Inc., the “GAME Parties”), and Gigamoon Media LLC, a Delaware limited liability company (“Gigamoon”), entered into the definitive agreements described below in connection with the formation of Faze Media, Inc. (“FaZe Media”), a Delaware corporation in which the Company will hold a 51% equity interest by way of Media Holdings and in which Gigamoon will hold a 49% equity interest. FaZe Media is a game-focused lifestyle media and intellectual property holding created as a joint venture between the GAME Parties and Gigamoon.

Concurrently on May 15, 2024, the GAME parties entered into a contribution agreement where certain assets, intellectual property and other business operations of of FaZe Holdings were contributed to FaZe Media. Media Holdings received a 51% equity interest in FaZe Media for the contributions made. GameSquare will provide certain professional and corporate services to FaZe Media in accordance with the agreement. Simultaneously with the contribution agreement, Gigamoon and FaZe Media entered into an agreement in which Gigamoon purchased 49% of the equity interest in FaZe Media for $11.0 million.

Concurrently on May 15, 2024, the Company also entered into a Trademark License Agreement with FaZe Media to acquire an exclusive worldwide licence to certain intellectual property. The license has an initial term of 10 years and automatically renews for an additional 5 year term. Either party may terminate the lease at any time upon a material breach in contract. FaZe Media may terminate upon a change of control of the Company, bankruptcy proceedings, or delisting from the national stock exchange. The Company is subject to an annual license fee of 2.5% of FaZe e-sports gross revenues, payable in common shares to FaZe Media.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to the “Company,” “GameSquare,” “we,” “us,” or “our” refer to GameSquare Holdings, Inc. and its subsidiaries and/or the management and employees of the Company.

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes included in Part I of this Form 10-Q. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. Our end-to-end platform includes GCN, a digital media company focused on gaming and esports audiences, Swingman LLC dba as Cut+Sew, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, GameSquare Esports Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

GameSquare Holdings, Inc. (formerly Engine Gaming and Media, Inc.), (NASDAQ: GAME; TSXV: GAME) completed its plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

Brands

FaZe

FaZe a digitally native lifestyle and media brand founded and rooted in gaming and youth culture. FaZe is at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, FaZe has established a highly engaged and growing global fanbase. FaZe produces engaging content, merchandise, consumer products and experiences, and create advertising and sponsorship programs for leading national brands. FaZe has several revenue streams including brand sponsorships, content, consumer products, and Esports.

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

Frankly also provides comprehensive advertising products and services, including direct sales and programmatic ad support. With the release of its server side ad insertion (SSAI) platform, Frankly has been positioned to help video producers take full advantage of the growing market in addressable advertising.

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

Current Market Conditions

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three months ended March 31,
	2024	2023	Variance
Revenue	$17,728,224	$2,790,061	$14,938,163
Cost of revenue	14,335,067	1,511,217	12,823,850
Gross profit	3,393,157	1,278,844	2,114,313
Operating expenses:
General and administrative	4,918,630	2,641,680	2,276,950
Selling and marketing	2,221,653	741,028	1,480,625
Research and development	685,153	-	685,153
Depreciation and amortization	755,449	140,480	614,969
Restructuring charges	-	283,898	(283,898)
Other operating expenses	1,093,420	484,309	609,111
Total operating expenses	9,674,305	4,291,395	5,382,910
Loss from continuing operations	(6,281,148)	(3,012,551)	(3,268,597)
Other income (expense), net:
Interest expense	(435,128)	(23,097)	(412,031)
Change in fair value of convertible debt carried at fair value	(106,601)	-	(106,601)
Change in fair value of warrant liability	37,257	-	37,257
Arbitration settlement reserve	95,125	-	95,125
Other income (expense), net	(117,270)	(932)	(116,338)
Total other income (expense), net	(526,617)	(24,029)	(502,588)
Loss from continuing operations before income taxes	(6,807,765)	(3,036,580)	(3,771,185)
Income tax benefit	-	5,027	(5,027)
Net loss from continuing operations	(6,807,765)	(3,031,553)	(3,776,212)
Net income (loss) from discontinued operations	1,546,817	(1,313,881)	2,860,698
Net loss	$(5,260,948)	$(4,345,434)	$(915,514)

Revenue

The following table disaggregates revenue by revenue stream and geographic region for the three months ended March 31, 2024, and 2023.

	Three months ended March 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,562,953	$-	$2,562,953
Agency	378,649	2,564,208	-	2,942,857
SaaS + Advertising	-	11,442,510	779,904	12,222,414
Total Revenue	378,649	16,569,671	779,904	17,728,224
Cost of sales
Teams	-	1,581,570	-	1,581,570
Agency	250,632	2,160,674	-	2,411,306
SaaS + Advertising	-	10,261,585	80,606	10,342,191
Total Cost of sales	250,632	14,003,829	80,606	14,335,067
Gross profit
Teams	-	981,383	-	981,383
Agency	128,017	403,534	-	531,551
SaaS + Advertising	-	1,180,925	699,298	1,880,223
Total Gross profit	$128,017	$2,565,842	$699,298	$3,393,157

	Three months ended March 31, 2023
Segment	United Kingdom	USA	Mexico	Total
Revenue
Teams	$-	$-		$-
Agency	$634,373	$2,155,688	$-	$2,790,061
SaaS + Advertising	-	-	-	-
Total Revenue	634,373	2,155,688	-	2,790,061
Cost of sales
Teams	-	-		-
Agency	531,846	979,371	-	1,511,217
SaaS + Advertising	-	-	-	-
Total Cost of sales	531,846	979,371	-	1,511,217
Gross profit
Teams	-	-	-	-
Agency	102,527	1,176,317	-	1,278,844
SaaS + Advertising	-	-	-	-
Total Gross profit	$102,527	$1,176,317	$-	$1,278,844

Key Components and Comparison of Results of Operations

Revenue

Revenues for the three months ended March 31, 2024, were $17.7 million, in comparison to $2.8 million for the same period in 2023. The increase was primarily related to the acquisition of Engine on April 11, 2023 and the acquisition of FaZe on March 7, 2024.

Team Revenue

Team revenue for the three months ended March 31, 2024, was $2.6 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue is this operating segment in the prior year period.

Agency Revenue

Agency revenue for the three months ended March 31, 2024, was $3.0 million, in comparison to $2.8 million for the same period in 2023. The variance was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the three months ended March 31, 2024, was $12.2 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of Engine on April 11, 2023. As such, there is no revenue is this operating segment in the prior year period.

Cost of Sales

Cost of sales for the three months ended March 31, 2024, was $14.3 million, in comparison to $1.5 million for the same period in 2023. The increase was primarily related to an increase in revenue associated with the acquisitions of FaZe and Engine discussed above.

Operating expenses

General and administrative

General and administrative expenses for the three months ended March 31, 2024, was $4.9 million, in comparison to $2.6 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above that did not impact the prior period.

Selling and marketing

Selling and marketing expenses for the three months ended March 31, 2024, was $2.2 million, in comparison to $0.7 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above that did not impact the prior period.

Research and development

Research and development expenses for the three months ended March 31, 2024, was $0.7 million, in comparison to $0 for the same period in 2023. The increase was the result of an increase in expenses from the operations of Engine that did not impact the comparative period.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2024, was $0.8 million, in comparison to $0.1 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above that did not impact the prior period.

Restructuring charges

There were no restructuring charges for the three months ended March 31, 2024, in comparison to $0.3 million for the same period in 2023. The decrease was primarily related to acquisition of Engine and associated restructuring activities at GameSquare in advance of closing of the acquisition. Various restructuring activities at FaZe occurred prior to the closing of the acquisition on March 7, 2024, and therefore, the associated expenses are not included in the Company’s financial results for the quarter.

Other operating expenses

Other operating expenses for the three months ended March 31, 2024, was $1.1 million, in comparison to $0.5 million for the same period in 2023. Other operating expenses between the quarters consisted solely of transaction related expenses. The increase was primarily related to additional transaction activities in the 2024 period. The 2024 period included transaction costs associated with the acquisition of FaZe and the disposal of Complexity, while the 2023 period only included transaction costs associated with the acquisition of Engine.

Other income and expenses

Interest expense

Interest expense for the three months ended March 31, 2024, was $0.4 million, in comparison to $23 thousand for the same period in 2023. The increase was primarily related interest expense on convertible debt acquired in connection with the acquisition of Engine and line of credit that was closed in September 2023. We did not have comparable debt instruments outstanding during the comparative period.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt expense for the three months ended March 31, 2024, was $0.1 million, in comparison to no change for the same period in 2023. Prior to the Engine acquisition, we did not have any convertible debt. The change represents adjusting the convertible debt to fair value at the end of the reporting period, primarily driven by changes in our share price.

Change in fair value of warrant liability

Change in fair value of warrant liability gain for the three months ended March 31, 2024, was $37 thousand, in comparison to no change for the same period in 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price.

Arbitration settlement reserve

Arbitration settlement reserve for the three months ended March 31, 2024, was $0.1 million gain, in comparison to no reserve for the same period in 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price.

Income tax benefit

There was no income tax benefit for the three months ended March 31, 2024, in comparison to $5 thousand for the same period in 2023. The change was trivial between the two periods and relates to change in deferred tax liabilities.

Net income (loss) from discontinued operations

Net income from discontinued operations for the three months ended March 31, 2024, was $1.5 million, in comparison to a net loss of $1.3 million for the same period in 2023. The increase was primarily related to gain on disposal of Complexity of $3.0 million in the 2024 period partially offset by net loss from operations of Complexity of $1.4 million as compared to a net loss from operations of Complexity of $1.3 million in the 2023 period.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended March 31,
	2024	2023
Net loss	$(5,260,948)	$(4,345,434)
Interest expense	435,128	23,097
Income tax benefit	-	(5,027)
Amortization and depreciation	755,449	140,480
Share-based payments	419,228	565,380
Transaction costs	1,093,420	484,309
Arbitration settlement reserve	(95,125)	-
Restructuring costs	-	283,898
Change in fair value of warrant liability	(37,257)	-
Change in fair value of convertible debt carried at fair value	106,601	-
Gain on disposition of subsidiary	(3,009,891)	-
Loss from discontinued operations	1,463,074	1,313,881
Adjusted EBITDA	$(4,130,321)	$(1,539,416)

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

As of March 31, 2024, cash and restricted cash totaled $7.8 million, compared to $3.0 million as of December 31, 2023.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt, including the proceeds of the acquisition of Engine. As of March 31, 2024, our principal sources of liquidity were our cash in the amount of $7.2 million, available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the PIPE Financing on March 7, 2024.

Operating Activities

Net cash used in operating activities was $8.0 million during the three months ended March 31, 2024, compared with $0.7 million used in operating activities in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2024.

Net cash used in investing activities was $120 thousand for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2024, which was primarily due to PIPE Financing on March 7, 2024. There was no cash provided by (used in) financing activities for the three months ended March 31, 2023.

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

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, event content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and its talent roster generate and produce original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer, in most instances, upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and the Company recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Consumer Products

The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

●	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,

●	the Company has inventory risk before the good is transferred to the customer, and

●	the Company is the party that has discretion in establishing pricing for the specified good or service.

Based on management’s evaluation of the above indicators, the Company reports consumer products revenues on a gross basis.

Esports

League Participation: Generally, The Company has one performance obligation—to participate in the overall Esport event—because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

Player Transfer Fees: Player transfer agreements include a fixed fee and may include a variable fee component. The Company recognizes the fixed portion of revenue from transfer fees upon satisfaction of the Company’s performance obligation, which coincides with the execution of the related agreement. The variable portion of revenue is considered highly uncertain and is recognized at the point in time when the uncertainty is resolved.

Licensing of Intellectual Property: The Company’s licenses of intellectual property generate royalties that are recognized in accordance with the royalty recognition constraint. That is, royalty revenue is recognized at the time when the sale occurs.

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

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2024. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s consolidated financial statements for three months ended March 31, 2024, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s consolidated financial statements for the three months ended March 31, 2024. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business.

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

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

GAMESQUARE HOLDINGS, INC.

FORM 10-Q

EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

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

3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

3.2	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

10.1

Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.2	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc.(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.3

Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.4

Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.5	Convertible Note, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.6

Security Agreement, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).

10.7

Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.8

Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.9

Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.10

Backstop Agreement, dated as of October 19, 2023, by and among Registrant and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from GameSquare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	May 20, 2024	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 20, 2024	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

