Form 10-Q
period 2024-06-30
GameSquare Holdings, Inc.
filed 2024-08-15
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 12, 2024
Common Stock - $0.0001 par value	31,193,243

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash	$13,895,483	$2,945,373
Restricted cash	647,615	47,465
Accounts receivable, net	27,217,541	16,459,684
Government remittances	1,274,994	1,665,597
Contingent consideration, current	293,445	207,673
Promissory note receivable, current	378,878	-
Prepaid expenses and other current assets	2,737,688	916,740
Total current assets	46,445,644	22,242,532
Investment	2,673,472	2,673,472
Contingent consideration, non-current	-	293,445
Promissory note receivable	8,753,884	-
Property and equipment, net	618,272	2,464,633
Goodwill	22,783,315	16,303,989
Intangible assets, net	22,272,577	18,574,144
Right-of-use assets	1,981,105	2,159,693
Total assets	$105,528,269	$64,711,908
Liabilities and Shareholders’ Equity
Accounts payable	$31,411,550	$23,493,472
Accrued expenses and other current liabilities	13,844,503	5,289,149
Players liability account	47,535	47,465
Deferred revenue	2,244,965	1,930,028
Current portion of operating lease liability	375,155	367,487
Line of credit	5,284,771	4,518,571
Warrant liability	46,547	102,284
Arbitration reserve	289,999	428,624
Total current liabilities	53,545,025	36,177,080
Convertible debt carried at fair value	7,840,442	8,176,928
Operating lease liability	1,807,344	1,994,961
Total liabilities	63,192,811	46,348,969
Commitments and contingencies (Note 14)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 30,990,847 and 12,989,128 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	-	-
Additional paid-in capital	117,388,594	91,915,169
Accumulated other comprehensive loss	(118,898)	(132,081)
Non-controlling interest	15,360,410	-
Accumulated deficit	(90,294,648)	(73,420,149)
Total shareholders’ equity	42,335,458	18,362,939
Total liabilities and shareholders’ equity	$105,528,269	$64,711,908

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$28,586,965	$11,361,904	$46,315,189	$14,151,965
Cost of revenue	24,352,762	8,573,785	38,687,829	10,085,002
Gross profit	4,234,203	2,788,119	7,627,360	4,066,963
Operating expenses:
General and administrative	7,134,618	4,228,666	12,053,248	6,870,346
Selling and marketing	2,432,939	1,740,694	4,654,592	2,481,722
Research and development	881,516	660,969	1,566,669	660,969
Depreciation and amortization	954,746	583,217	1,710,195	723,697
Restructuring charges	123,846	10,388	123,846	294,286
Other operating expenses	994,717	1,013,672	2,088,137	1,497,981
Total operating expenses	12,522,382	8,237,606	22,196,687	12,529,001
Loss from continuing operations	(8,288,179)	(5,449,487)	(14,569,327)	(8,462,038)
Other income (expense), net:
Interest expense	(192,257)	(122,227)	(627,385)	(145,324)
Change in fair value of convertible debt carried at fair value	563,360	455,009	456,759	455,009
Change in fair value of warrant liability	15,643	1,710,878	52,900	1,710,878
Arbitration settlement reserve	43,500	739,644	138,625	739,644
Other income (expense), net	(3,948,274)	38,826	(4,065,544)	37,894
Total other income (expense), net	(3,518,028)	2,822,130	(4,044,645)	2,798,101
Loss from continuing operations before income taxes	(11,806,207)	(2,627,357)	(18,613,972)	(5,663,937)
Income tax benefit	-	-	-	5,027
Net loss from continuing operations	(11,806,207)	(2,627,357)	(18,613,972)	(5,658,910)
Net income (loss) from discontinued operations	(196,934)	(1,456,666)	1,349,883	(2,770,547)
Net loss	(12,003,141)	(4,084,023)	(17,264,089)	(8,429,457)
Net loss attributable to non-controlling interest	389,590	-	389,590	-
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(11,613,551)	$(4,084,023)	$(16,874,499)	$(8,429,457)

Comprehensive loss, net of tax:
Net loss	$(12,003,141)	$(4,084,023)	$(17,264,089)	$(8,429,457)
Change in foreign currency translation adjustment	(540,813)	(104,704)	13,183	(111,353)
Comprehensive loss	(12,543,954)	(4,188,727)	(17,250,906)	(8,540,810)
Comprehensive loss attributable to non-controlling interest	389,590	-	389,590	-
Comprehensive loss	$(12,154,364)	$(4,188,727)	$(16,861,316)	$(8,540,810)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.38)	$(0.22)	$(0.76)	$(0.61)
From discontinued operations	(0.01)	(0.12)	0.06	(0.30)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.38)	$(0.34)	$(0.71)	$(0.91)
Weighted average common shares outstanding - basic and diluted	30,442,837	12,131,409	23,905,674	9,283,340

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-	Acccumulated other comprehensive (loss)	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	in capital	income	deficit	interest	equity
Balance, January 1, 2024	12,989,128	$-	$91,915,169	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	-	14,587,000	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	-	9,865,058	-	-	-	9,865,058
Restricted share units exercised	674,591	-	-	-	-	-	-
Non-controlling interest in Faze Media, Inc.	-	-	-	-	-	15,750,000	15,750,000
Share-based compensation - options and RSUs	-	-	1,021,367	-	-	-	1,021,367
Other comprehensive income	-	-	-	13,183	-	-	13,183
Net loss	-	-	-	-	(16,874,499)	(389,590)	(17,264,089)
Balance, June 30, 2024	30,990,847	$-	$117,388,594	$(118,898)	$(90,294,648)	$15,360,410	$42,335,458

Balance, January 1, 2023	6,352,270	$-	$49,672,443	$(269,053)	$(42,137,722)	$-	$7,265,668
Impact of rounding down after exchange for GSQ Esports	(70)	-	-	-	-	-	-
Issuance of common shares to settle contingent consideration	29,359	-	-	-	-	-	-
Acquisition of Engine	6,380,083	-	41,044,000	-	-	-	41,044,000
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	-	(900,818)	-	-	-	(900,818)
Common shares issued upon vesting of RSUs	125,148	-	-	-	-	-	-
Shares issued to settle outstanding amounts payable	9,109	-	66,154	-	-	-	66,154
Shares issued for legal settlements	29,929	-	183,187	-	-	-	183,187
Share-based compensation - options and RSUs	-	-	882,385	-	-	-	882,385
Other comprehensive loss	-	-	-	(111,353)	-	-	(111,353)
Net loss	-	-	-	-	(8,429,457)	-	(8,429,457)
Balance, June 30, 2023	12,925,828	$-	$90,947,351	$(380,406)	$(50,567,179)	$-	$39,999,766

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,264,089)	$(8,429,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,936,744	1,437,848
Amortization of operating lease right-of-use assets	178,588	188,316
Shares issued for legal settlements	-	183,724
Gain on disposition of Complexity	(3,009,891)	-
Loss on disposition of assets	3,764,474	-
Accretion of promissory note receivable	(300,337)	-
Change in fair value of contingent consideration	(42,327)	-
Change in fair value of warrant liability	(52,900)	(1,710,878)
Change in fair value of arbitration reserve	(138,625)	(739,644)
Change in fair value of convertible debt carried at fair value	(456,759)	(455,009)
Income tax recovery	-	(5,027)
Change in deferred tax balances	-	-
Share-based compensation	1,021,367	882,385
Changes in operating assets and liabilities:
Accounts receivable, net	(5,134,046)	1,680,450
Government remittances	38,946	(82,390)
Prepaid expenses and other current assets	(662,394)	73,545
Accounts payable, accrued expenses and other current liabilities	4,013,446	441,487
Deferred revenue	(1,312,406)	(218,088)
Operating lease liability	(179,949)	(163,562)
Net cash used in operating activities	(17,600,158)	(6,916,300)
Cash flows from investing activities:
Purchase of property and equipment	(2,370)	-
Cash acquired in Engine acquisition	-	11,278,691
Cash acquired in Faze Clan acquisition	2,406,812	-
Disposal of Frankly Media assets	35,500	-
Disposal of Complexity, net of cash disposed	328,284	-
Net cash provided by investing activities	2,768,226	11,278,691
Cash flows from financings activities:
Proceeds from private placements	10,000,000	-
Payment of equity issuance costs	(134,942)	-
Non-controlling interest in Faze Media, Inc.	15,750,000	-
Proceeds (repayments) on promissory notes, net	-	31,066
Repayment of borrowings on credit facility	-	(825,510)
Repayment of principal on convertible debt	(100,000)	-
Proceeds (repayments) on line of credit, net	766,200	-
Net cash provided by financing activities	26,281,258	(794,444)
Effect of exchange rate changes on cash and restricted cash	100,934	(295,758)
Net increase (decrease) in cash and restricted cash	11,550,260	3,272,189
Cash and restricted cash, beginning of period	2,992,838	977,413
Cash and restricted cash, end of period	$14,543,098	$4,249,602

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Six months ended June 30,
	2024	2023
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$633,518	$150,510
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	272,904	270,772

Supplemental disclosure of non-cash investing and financing activities:
Disposition of Complexity in exchange for promissory note receivable	$7,125,628	$-
Shares, options, and warrants issued for acquisition of FaZe	14,587,000	-
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	900,818
Shares issued to settle legal and other amounts payable	-	249,341

Reconciliation of cash and restricted cash:

	June 30, 2024	December 31, 2023
Cash	$13,895,483	$2,945,373
Restricted cash	647,615	47,465
Cash and restricted cash shown in the consolidated statements of cash flows	$14,543,098	$2,992,838

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $90.3 million as of June 30, 2024 ($73.4 million as of December 31, 2023). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of June 30, 2024, the Company had a working capital deficiency of $7.1 million (as of December 31, 2023, a working capital deficiency of $13.9 million) which is comprised of current assets less current liabilities.

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

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of June 30, 2024, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Frankly Media LLC	USA	100.00%	US Dollar
Stream Hatchet S.L.	Spain	100.00%	Euro
Code Red Esports Ltd.	United Kingdom	100.00%	UK Pound
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100.00%	US Dollar
GCN Inc.	USA	100.00%	US Dollar
Faze Clan Inc.	USA	100.00%	US Dollar
Faze Media Inc.	USA	38.25%	US Dollar
Swingman LLC (dba as Zoned)	USA	100.00%	US Dollar
Mission Supply LLC	USA	100.00%	US Dollar
SideQik, Inc.	USA	100.00%	US Dollar

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

There were no significant changes in the satisfaction of performance obligations in contracts with customer and related revenue recognition policies for the six months ended June 30, 2024. The following describes the revenue recognition policies for the revenue streams the Company acquired as a result of the Merger (see Note 4):

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

(e) Cash and restricted cash

The Company maintains cash deposits with major banks, financial institutions, and other custodians. Deposits at each financial institution are insured in limited amounts by the Federal Deposit Insurance Corporation (“FDIC”). At times cash balances held at financial institutions are more than FDIC insured limits. Bank overdrafts that are repayable on demand and form an integral part of the Company’s cash management are included as a component of cash for the purpose of the statement of cash flows. Restricted cash is related to the players liability account within current liabilities and is presented as a separate category on the consolidated balance sheets and cash restricted for purposes of securing a standby letter of credit covering lease deposits.

(f) Promissory note receivable and allowance for credit losses

The Company received a secured subordinated promissory note as part of the purchase consideration received for the sale of Complexity and sale of Frankly Media assets (see Note 4). The promissory note receivable is classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The Company maintains an allowance for expected credit losses to reflect the expected collectability of the promissory note receivable based on historical collection data and specific risks identified, as well as management’s expectation of future economic conditions. At each reporting date the Company assesses whether the credit risk on its promissory note receivable has increased significantly since initial recognition.

The promissory note receivable was initially recorded at its transaction closing date fair value on March 1, 2024 (Sale of Complexity) and on May 31, 2024 (Sale of Frankly Media assets) (see Note 4) and no allowance for credit losses had been recognized as of June 30, 2024.

(g) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 47% and 41% of total revenue for the six months ended June 30, 2024 and 2023, respectively.

No customer individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2024, and December 31, 2023, respectively.

(h) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

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

The Company incurred transaction costs of $1.4 million associated with the Merger. All such costs were expensed as incurred. The net loss attributed to FaZe’s operations from the acquisition date to June 30, 2024, was $2.8 million, with revenue of $15.8 million.

The Merger was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition. The estimated fair values are preliminary and based on the information that was available as of that date.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Number of shares	Amount
Common shares	10,132,884	$12,763,000
Warrants - Equity	775,415	26,000
Options - Vested	1,169,619	1,256,000
RSUs / RSAs - Vested	413,988	542,000
Total purchase price	12,491,906	$14,587,000

The preliminary purchase price allocation is as follows:

Purchase price allocation	Amount
Cash	$1,806,747
Restricted cash	600,065
Accounts receivable, net	7,933,515
Prepaid expenses and other current assets	1,158,554
Property and equipment	773,893
Goodwill	7,147,428
Intangible assets	12,000,000
Total assets acquired	31,420,202

Accounts payable	8,067,850
Accrued liabilities	6,844,817
Deferred revenue	1,920,535
Total liabilities assumed	16,833,202
Net assets acquired	$14,587,000

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

Goodwill

The difference between the estimated acquisition date fair value of the consideration transferred and the estimated values assigned to the assets acquired and liabilities assumed represents goodwill of $7.1 million.

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

As a result of the Transaction, during the six months ended June 30, 2024, Complexity met the requirements to be reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

(c) Frankly Media asset disposal

On May 31, 2024, the Company, through its wholly owned subsidiary Frankly Media LLC (“Frankly”), entered into an Asset Purchase Agreement (the “UNIV APA”) to sell the producer content management software platform and associated software technology (“CMS Assets”) of Frankly to UNIV, Ltd (“UNIV”) (the “UNIV Asset Sale”).

Pursuant to the UNIV APA, UNIV paid the Company aggregate purchase consideration with a transaction closing date fair value of $1.2 million in exchange for the CMS Assets, including $25 thousand paid in cash upon closing of the transaction and issuance of a secured subordinated promissory note (the “UNIV Note”) with a transaction closing date fair value of $1.2 million. The UNIV Note was valued using a discount rate of 13.7% (Level 3).

Additionally on May 31, 2024, the Company, through its wholly owned subsidiary Frankly, entered into an Asset Purchase Agreement (the “XPR APA”) to sell the press release and content distribution service assets (the “PR Assets”) of Frankly to XPR Media LLC (“XPR”) (the “XPR Asset Sale” and, collectively with the UNIV Asset Sale, the “Frankly Asset Sales”).

Pursuant to the XPR APA, XPR paid the Company aggregate purchase consideration with a transaction closing date fair value of $0.6 million in exchange for the PR Assets, including $10.5 thousand paid in cash upon closing of the transaction and issuance of a secured subordinated promissory note (the “XPR Note”) with a transaction closing date fair value of $0.5 million. The XPR Note was valued using a discount rate of 13.7% (Level 3).

As a result of the Frankly Asset Sales during the three and six months ended June 30, 2024, the Company recognized a loss of $3.8 million in Other income (expense), net in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

The UNIV Note has a principal amount of $1.5 million, inclusive of the $25 thousand paid in cash upon closing. The principal amount of the UNIV Note will be repaid in monthly installments, beginning August 2024. Monthly principal payments will be $25 thousand from August 2024 to June 2025, $45 thousand from July 2025 to June 2026, and $55 thousand from July 2026 to final maturity on June 30, 2027. The UNIV Note is secured by assets of the UNIV pursuant to a Security Agreement executed in conjunction with the UNIV APA between the Company and UNIV.

The XPR Note has a principal amount of $0.7 million, inclusive of the $10.5 thousand paid in cash upon closing. The principal amount of the XPR Note will be repaid in monthly installments, beginning August 2024. Monthly principal payments will be $12.5 thousand from August 2024 to June 2025, $20 thousand from July 2025 to June 2026, and $26 thousand from July 2026 to final maturity on June 30, 2027. The XPR Note is secured by all rights of XPR to customer agreements and publisher agreements pursuant to a Security Agreement executed in conjunction with the XPR APA between the Company and XPR.

(d) Faze Media, Inc. asset contribution

On May 2, 2024, the Company created FaZe Media, Inc. (“Faze Media”). On May 15, 2024, the Company entered into a business venture with Gigamoon Media, LLC (“Gigamoon”). As part of this venture, the Company contributed certain media assets of Faze Clan, Inc. to Faze Media and Gigamoon invested $11.0 million in Faze Media in exchange for 11,000,000 shares of Series A-2 Preferred Stock of Faze Media, 49% of Faze Media’s voting equity interests, pursuant to a Securities Purchase Agreement (the “SPA”). The Company was issued 11.45 million shares of Series A-1 Preferred Stock of Faze Media, 51% of Faze Media’s voting equity interests.

On June 17, 2024, the Company entered into an agreement to sell 5,725,000 of its 11,450,000 shares of Series A-1 Preferred Stock of Faze Media to M40A3 LLC (“M4”) in exchange for $9.5 million (the “Secondary SPA”). The first 2,862,500 share tranche was issued on June 17, 2024 for consideration of $4.75 million and the remaining 2,862,500 was issued on August 15, 2024.

Contemporaneous with the execution of the Secondary SPA, the Company and M4 entered into a Limited Proxy and Power of Attorney with respect to all of the shares of Series A-1 Preferred Stock of Faze Media held by M4 (the “Faze Media Voting Proxy”).

Faze Media is not a variable interest entity. Due to the Faze Media Voting Proxy, the Company maintains a controlling financial interest in Faze Media and Faze Media is a consolidated subsidiary of the Company as of June 30, 2024. The Preferred Stock of Faze Media held by M4 and Gigamoon represent a non-controlling interest of the Company. Upon termination of the Faze Media Voting Proxy, the Company will reassess whether it continues to have a controlling financial interest in Faze Media.

As a result of the above transactions, the Company recorded a non-controlling interest in Faze Media, Inc. of $15.75 million, the sum of cash consideration received, within the consolidated statements of stockholders’ equity.

5. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(668,102)
Balance, June 30, 2024	$22,783,315

Goodwill resulting from the acquisition of FaZe was allocated to the Teams operating and reportable segment.

There were no impairment charges related to goodwill incurred during the six months ended June 30, 2024 and 2023, respectively.

(b) Intangible assets

Intangible assets consist of the following:

	As of June 30, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$14,133,404	$(1,843,239)	$(472,018)	$11,818,147
Talent network	$1,100,000	$(183,333)	-	916,667
Brand name	9,625,920	(1,197,163)	(229,405)	8,199,352
Software	1,770,000	(431,589)	-	1,338,411
Total intangible assets	$26,629,324	$(3,655,324)	$(701,423)	$22,272,577

	As of December 31, 2023
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,006,154	$(1,483,331)	$(472,018)	$9,050,805
Brand name	8,963,557	(3,115,265)	(229,405)	5,618,887
Software	4,560,400	(655,948)	-	3,904,452
Total intangible assets	$24,530,111	$(5,254,544)	$(701,423)	$18,574,144

The Company recognized amortization expense for intangible assets of $1.6 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$1,272,794
2025	2,519,427
2026	1,798,364
2027	1,448,750
2028	1,194,161
Thereafter	14,039,081
Total estimated amortization expense	$22,272,577

There were no impairment charges related to other intangible assets incurred during the six months ended June 30, 2024 and 2023, respectively.

6. Leases

On June 30, 2021, the Company acquired Complexity. Complexity leased a building in Frisco, Texas. Upon the sale of Complexity (see Note 4), the lease was assigned to GameSquare Esports (USA), Inc. and the Company entered into an agreement to sublease the building to Complexity for a 12-month period. The lease has an original lease period expiring in April 2029. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	135,771	135,771	271,543	271,543
Variable lease expense	78,170	66,069	124,510	132,049
Total operating lease costs	213,941	201,840	396,053	403,592

As of June 30, 2024, the remaining lease-term and discount rate on the Company’s lease was 4.8 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

Remainder of 2024	$272,904
2025	545,808
2026	545,808
2027	545,808
2028	545,808
Thereafter	181,936
Total lease payments	2,638,072
Less: Interest	(455,573)
Total lease liability	$2,182,499

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

As of June 30, 2024, the outstanding principal, and unpaid accrued interest, on the LOC was $5.3 million. During the six months ended June 30, 2024, the Company recognized interest expense of $0.5 million on the outstanding LOC principal balance.

8. Convertible debt

As of June 30, 2024, the Company has two convertible debt instruments: a $1.3 million convertible debenture issued to Three Curve Capital LP (“Three Curve CD”) and a $5.7 million convertible debenture issued to King Street Partners LLC (“King Street CD”). The Company elected the FVO for recognition of the Three Curve CD and King Street CD as permitted under ASC 825.

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

The King Street CD was paid down subsequent to June 30, 2024 (see Note 18).

(a) King Street CD

Key terms of the King Street CD include (a) a maturity date of December 29, 2025, (b) an interest rate of 12.75% per annum, and (c) is convertible at the holder’s option into common shares of Company at a price of $3.04 per share (subject to standard anti-dilution provisions).

The fair value of the King Street CD was estimated using the binomial lattice model with the below assumptions:

	June 30, 2024	December 31, 2023
Share price	$1.20	$1.78
Conversion price	$3.04	$5.00
Term, in years	1.50	2.00
Interest rate	12.75%	12.75%
Expected volatility	105.00%	110.00%
Risk-free interest rate	4.90%	4.23%
Expected dividend yield	0%	0%

(b) Three Curve CD

Key terms of the Three Curve CD include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	June 30, 2024	December 31, 2023
Share price	$1.20	$1.78
Conversion price	$4.40	$4.40
Term, in years	1.17	1.67
Interest rate	7%	7%
Expected volatility	100.00%	115.00%
Risk-free interest rate	5.03%	4.42%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	King Street CD	Total
Balance, December 31, 2023	$1,507,236	$6,669,692	$8,176,928
Interest expense	43,630	369,558	413,188
Interest payments	-	(192,915)	(192,915)
Principal payments	-	(100,000)	(100,000)
Change in fair value(1)	(120,822)	(335,937)	(456,759)
Balance, June 30, 2024	$1,430,044	$6,410,398	$7,840,442

Contractual principal balances outstanding:
As of December 31, 2023	$1,250,000	$5,800,000	$7,050,000
As of June 30, 2024	$1,250,000	$5,700,000	$6,950,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

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

In conjunction with the Merger, on March 7, 2024, the Company completed a private placement in public equity financing (the “PIPE Financing”) with certain investors in which the Company offered 7,194,244 units at a purchase price of $1.39 per unit for aggregate gross proceeds of $10.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.15 shares of the Company’s common stock. As a result, the Company issued an aggregate of 7,194,224 common shares of the Company and warrants to purchase up to 1,079,136 shares of the Company pursuant to the PIPE Financing. Each warrant has an exercise price of $1.55 per share and expire on March 7, 2029 (see Note 12).

During the six months ended June 30, 2024, the Company issued 674,591 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 11(b)).

On March 24, 2023, 9,109 common shares were issued in settlement of outstanding amounts payable of $0.1 million.

On March 10, 2023, 29,359 common shares of the Company were issued to settle contingent consideration on a prior acquisition.

On April 11, 2023, 6,380,083 common shares were issued in connection with the acquisition of Engine Gaming and Media, Inc. (“Engine”).

During the six months ended June 30, 2023, the Company issued 125,148 common shares from the exercise of RSUs under its equity incentive plan (see Note 11(b)).

10. Net loss per share

As the Company incurred a net loss for the three and six months ended June 30, 2024 and 2023, the inclusion of certain Options, unvested stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three and six months ended June 30,
	2024	2023
Options and RSUs outstanding	2,560,116	787,610
Warrants outstanding	2,294,221	2,074,720
Shares issuable upon conversion of convertible debt	2,159,090	406,042
Total	7,013,427	3,268,372

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

The Omnibus Plan allows the Company to award restricted share units to directors, officers, employees and consultants of the Company and its subsidiaries upon such conditions as the Board may establish, including the attainment of performance goals recommended by the Company’s compensation committee. The purchase price for common shares of the Company issuable under each RSU award, if any, shall be established by the Board at its discretion. Common shares issued pursuant to any RSU award may be made subject to vesting conditions based upon the satisfaction of service requirements, conditions, restrictions, time periods or performance goals established by the board.

The TSXV required, at the time of approval of the Omnibus Plan, the Company to fix the number of common shares to be issued in settlement of awards that are not options. The maximum number of Shares available for issuance pursuant to the settlement of RSU shall be an aggregate of 2,861,658 Shares.

(a) Options

The following is a summary of Options outstanding as of June 30, 2024 and December 31, 2023, and changes during the six months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	416,621	$19.34	2.96	$-
Outstanding at June 30, 2024	416,621	$19.34	2.46	$-
Exercisable at June 30, 2024	411,457	$19.50	2.38	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Acquisition of FaZe	1,196,759	2.92
Outstanding at June 30, 2024	1,446,578	$3.32	8.84	$-
Exercisable at June 30, 2024	1,412,309	$3.34	8.90	$-

See Note 4 for a summary of the significant valuation inputs used to value options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $34 thousand and $310 thousand for the six months ended June 30, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on June 30, 2024, and December 31, 2023, and changes during the six months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2023	664,597	$3.71
Acquisition of FaZe	595,175	1.39
Granted	111,736	2.04
Exercised	(674,591)	2.53
Outstanding at June 30, 2024	696,917	$2.60

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date (see Note 4).

Shared-based compensation expense related to the vesting of RSU’s was $1.0 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

12. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the six months ended June 30, 2024:

Amount
Balance, December 31, 2023	$102,284
Change in fair value	(52,900)
Foreign exchange	(2,837)
Balance, June 30, 2024	$46,547

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	June 30, 2024	December 31, 2023
Share price	CAD$1.64	CAD$2.91
Term, in years	0.02 - 3.25	0.39 - 4.00
Exercise price	CAD$9.68 - $30.00	CAD$6.29 - $30.00
Expected volatility	100.00%	90.00%
Risk-free interest rate	3.60% - 4.29%	4.25% - 5.45%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The following is a summary of liability-classified warrants outstanding as of June 30, 2024, and December 31, 2023, and changes during the six months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2023	757,911	$22.61
Warrants expired	(333,656)	21.75
Outstanding, June 30, 2024	424,255	$23.29

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

The following is a summary of equity-classified warrants outstanding as of June 30, 2024, and December 31, 2023, and the changes during the six months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2023	877,891	$60.00
Warrants expired	(862,476)	60.00
PIPE Financing	1,079,136	1.55
Acquisition of FaZe	775,415	87.85
Outstanding, June 30, 2024	1,869,966	$37.82

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

15. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Six months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$15,841,591	$-	$15,841,591
Agency	729,584	4,250,742	-	4,980,326
SaaS + Advertising	-	23,912,430	1,580,842	25,493,272
Total Revenue	729,584	44,004,763	1,580,842	46,315,189
Cost of sales
Teams	-	12,532,513	-	12,532,513
Agency	534,098	3,698,755	-	4,232,853
SaaS + Advertising	-	21,754,515	167,948	21,922,463
Total Cost of sales	534,098	37,985,783	167,948	38,687,829
Gross profit
Teams	-	3,309,078	-	3,309,078
Agency	195,486	551,987	-	747,473
SaaS + Advertising	-	2,157,915	1,412,894	3,570,809
Total Gross profit	$195,486	$6,018,980	$1,412,894	$7,627,360

	Six months ended June 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$1,408,548	$4,309,847	$-	$5,718,395
SaaS + Advertising	-	7,771,391	662,179	8,433,570
Total Revenue	1,408,548	12,081,238	662,179	14,151,965
Cost of sales
Agency	1,169,414	2,667,369	-	3,836,783
SaaS + Advertising	-	6,177,747	70,472	6,248,219
Total Cost of sales	1,169,414	8,845,116	70,472	10,085,002
Gross profit
Agency	239,134	1,642,478	-	1,881,612
SaaS + Advertising	-	1,593,644	591,707	2,185,351
Total Gross profit	$239,134	$3,236,122	$591,707	$4,066,963

	Three months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$13,278,638	$-	$13,278,638
Agency	350,935	1,686,534	-	2,037,469
SaaS + Advertising	-	12,469,920	800,938	13,270,858
Total Revenue	350,935	27,435,092	800,938	28,586,965
Cost of sales
Teams	-	10,950,943	-	10,950,943
Agency	283,466	1,538,081	-	1,821,547
SaaS + Advertising	-	11,492,930	87,342	11,580,272
Total Cost of sales	283,466	23,981,954	87,342	24,352,762
Gross profit
Teams	-	2,327,695	-	2,327,695
Agency	67,469	148,453	-	215,922
SaaS + Advertising	-	976,990	713,596	1,690,586
Total Gross profit	$67,469	$3,453,138	$713,596	$4,234,203

	Three months ended June 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$774,175	$2,154,159	$-	$2,928,334
SaaS + Advertising	-	7,771,391	662,179	8,433,570
Total Revenue	774,175	9,925,550	662,179	11,361,904
Cost of sales
Agency	637,568	1,687,998	-	2,325,566
SaaS + Advertising	-	6,177,747	70,472	6,248,219
Total Cost of sales	637,568	7,865,745	70,472	8,573,785
Gross profit
Agency	136,607	466,161	-	602,768
SaaS + Advertising	-	1,593,644	591,707	2,185,351
Total Gross profit	$136,607	$2,059,805	$591,707	$2,788,119

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	June 30, 2024	December 31, 2023
USA	$610,733	$2,456,563
United Kingdom	1,349	1,814
Spain	6,190	6,256
Total	$618,272	$2,464,633

16. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$293,445	$293,445
Liabilities:
Warrant liability	-	-	46,547	46,547
Arbitration reserve	289,999	-	-	289,999
Convertible debt	-	-	7,840,442	7,840,442

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	102,284	102,284
Arbitration reserve	428,624	-	-	428,624
Convertible debt	-	-	8,176,928	8,176,928

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

The Company recognized a pretax net loss of $1.4 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and $0 and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the six months ended June 30, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million. The pretax net loss of $2.6 million for the six months ended June 30, 2023, includes revenue of $5.0 million, cost of revenue of $3.1 million, and operating expenses of 4.5 million.

Complexity had amortization and depreciation of $0.2 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

18. Subsequent events

Standby Equity Purchase Agreement

On July 8, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), pursuant to which the Company has the right to sell to Yorkville up to $20.0 million of its shares of common stock, par value $0.0001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Each advance (each, an “Advance”) the Company requests in writing to Yorkville under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Common Stock up to the greater of (i) 500,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Common Stock during the five trading days immediately prior to the date the Company requests each Advance; The shares of Common Stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of Common Stock for such trading day on the Nasdaq Stock Market (“Nasdaq”) during regular trading hours as reported by Bloomberg L.P.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. We have the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Promissory Note. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

Any purchase under an Advance would be subject to certain limitations, including that Yorkville shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of Common Stock or any shares that, aggregated with shares issued under all other earlier Advances, would exceed 19.99% of all shares of Common Stock outstanding on the date of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

In connection with the execution of the SEPA, the Company paid a diligence fee (in cash) to Yorkville in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $200,000 to Yorkville, payable as follows: (i) $100,000 payable within three days of the date of the SEPA, in the form of the issuance of 80,000 shares of Common Stock, representing $100,000 divided by the closing price as of the trading day immediately prior to the date of the SEPA, and (ii) $100,000 payable on the three-month anniversary of the date of the SEPA, payable in either cash or in the form of an Advance.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Promissory Note”), an aggregate principal amount of up to $6.5 million (the “Pre-Paid Advance”), which was funded on July 8, 2024. The purchase price for the Pre-Paid Advance is 93.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Promissory Note. The maturity date of the Promissory Note issued in connection with the Pre-Paid Advance will be 12 months after the issuance date of such Promissory Note. Yorkville may convert the Promissory Note into shares of Common Stock at any time at a conversion price equal to the lower of (i) $1.375 (the “Fixed Price”) or (ii) a price per share equal to 93% of the lowest daily VWAP during the seven consecutive trading days immediately prior to the conversion date of the Promissory Note (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect. The “Floor Price” will be the lower of (i) $0.25 per share or (ii) 20% of the average VWAP of the Common Stock for the five trading days immediately prior to the date of effectiveness of the Resale Registration Statement. Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 7% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Common Stock is less than the Fixed Price.

At any time during the Commitment Period that there is a balance outstanding under the Promissory Note, Yorkville may deliver notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of Common Stock to Yorkville pursuant to an Advance (an “Investor Advance”) in an amount not to exceed the balance owed under the Promissory Note outstanding on the date of delivery of such Investor Notice, and shall not exceed during any calendar month period, the greater of (i) an amount equal to 15% of the product of (A) the average of the daily traded amount on each trading day during such period and (B) the VWAP for such trading day, and (ii) $750,000. The foregoing limitation on the amount of any such Investor Advances shall not apply at any time (x) upon the occurrence and during the continuance of an Event of Default and (y) where the purchase price is greater than or equal to the Fixed Price. As a result of an Investor Advance, the amounts payable under the Promissory Note will be offset by such amount subject to each Investor Advance.

An “Amortization Event” will occur under the terms of the Promissory Note if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days, or (ii) the Company has issued in excess of 99% of the shares of Common Stock available under the Exchange Cap. Within seven trading days of an Amortization Event, the Company will be obligated to make monthly cash payments in an amount equal to the sum of (i) $1.0 million of principal of the Promissory Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium of 7% in respect of such Amortization Principal Amount, plus (iii) accrued and unpaid interest thereunder. The obligation of the Company to make monthly prepayments shall cease (with respect to any payment that has not yet come due) if any time after an Amortization Event (a) the Company reduces the Floor Price to an amount no more than 50% of the closing price of the Common Stock on the trading day immediately prior to such reset notice (and no greater than the initial Floor Price), or (b) the daily VWAP is greater than the Floor Price for a period of ten consecutive trading days, unless a subsequent Amortization Event occurs.

The Company will control the timing and amount of any sales of shares of Common Stock to Yorkville, except with respect to Investor Advances. Actual sales of shares of Common Stock to Yorkville as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

King Street CD

On June 21, 2024, the Company received a notice of alleged event of default and a demand for payment of the full principal amount, together with premiums and interest thereon (the “Notice”), from King Street Partners LLC (“King Street”), the holder of that certain 12.75% Convertible Senior Secured Note with a principal amount of $5,800,000 dated December 29, 2023.

The Notice alleges that due to the Company’s failure to maintain its 51% economic interest in FaZe Media, Inc. and other actions, one or more events of default under the King Street CD, including with respect to the terms of that side letter and consent agreement dated May 13, 2024 between the Company and King Street (the “Consent”), have occurred. Pursuant to the Notice, King Street demanded immediate repayment of the full principal amount, premiums, and accrued interest under the King Street CD.

If it is ultimately determined that events of default exist under the King Street Note and that the Notice was properly provided on behalf of the Holder, the outstanding principal amount of the King Street Note, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof will be due and payable. From and after an event of default, all such amounts due and owing to King Street would bear interest at 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

The Company strongly disagrees with the assertion that events of default have occurred under the King Street CD based on, inter alia, a plain language reading of the Consent and interpretive caselaw regarding the plain language. The Company will pursue a defense to any enforcement action taken by King Street, but the Company cannot guarantee a resolution on a timely basis, on favorable terms, or at all. If the Company is unable to resolve the alleged defaults under the King Street Note, it would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

On July 10, 2024, the Company paid down the outstanding principal and accrued interest on the King Street CD of $5.7 million.

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

Overview

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Zoned, a gaming and lifestyle marketing agency, Code Red, a UK based esports talent agency, FaZe, a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

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

Recent Developments

Standby Equity Purchase Agreement

On July 8, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), pursuant to which the Company has the right to sell to Yorkville up to $20.0 million of its shares of common stock, par value $0.0001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Each advance (each, an “Advance”) the Company requests in writing to Yorkville under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Common Stock up to the greater of (i) 500,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Common Stock during the five trading days immediately prior to the date the Company requests each Advance; The shares of Common Stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of Common Stock for such trading day on the Nasdaq Stock Market (“Nasdaq”) during regular trading hours as reported by Bloomberg L.P.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. We have the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Promissory Note. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

Any purchase under an Advance would be subject to certain limitations, including that Yorkville shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of Common Stock or any shares that, aggregated with shares issued under all other earlier Advances, would exceed 19.99% of all shares of Common Stock outstanding on the date of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

In connection with the execution of the SEPA, the Company paid a diligence fee (in cash) to Yorkville in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $200,000 to Yorkville, payable as follows: (i) $100,000 payable within three days of the date of the SEPA, in the form of the issuance of 80,000 shares of Common Stock, representing $100,000 divided by the closing price as of the trading day immediately prior to the date of the SEPA, and (ii) $100,000 payable on the three-month anniversary of the date of the SEPA, payable in either cash or in the form of an Advance.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Promissory Note”), an aggregate principal amount of up to $6.5 million (the “Pre-Paid Advance”), which was funded on July 8, 2024. The purchase price for the Pre-Paid Advance is 93.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0%, subject to an increase to 18% upon an event of default as described in the Promissory Note. The maturity date of the Promissory Note issued in connection with the Pre-Paid Advance will be 12 months after the issuance date of such Promissory Note. Yorkville may convert the Promissory Note into shares of Common Stock at any time at a conversion price equal to the lower of (i) $1.375 (the “Fixed Price”) or (ii) a price per share equal to 93% of the lowest daily VWAP during the seven consecutive trading days immediately prior to the conversion date of the Promissory Note (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect. The “Floor Price” will be the lower of (i) $0.25 per share or (ii) 20% of the average VWAP of the Common Stock for the five trading days immediately prior to the date of effectiveness of the Resale Registration Statement. Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 7% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Common Stock is less than the Fixed Price.

At any time during the Commitment Period that there is a balance outstanding under the Promissory Note, Yorkville may deliver notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of Common Stock to Yorkville pursuant to an Advance (an “Investor Advance”) in an amount not to exceed the balance owed under the Promissory Note outstanding on the date of delivery of such Investor Notice, and shall not exceed during any calendar month period, the greater of (i) an amount equal to 15% of the product of (A) the average of the daily traded amount on each trading day during such period and (B) the VWAP for such trading day, and (ii) $750,000. The foregoing limitation on the amount of any such Investor Advances shall not apply at any time (x) upon the occurrence and during the continuance of an Event of Default and (y) where the purchase price is greater than or equal to the Fixed Price. As a result of an Investor Advance, the amounts payable under the Promissory Note will be offset by such amount subject to each Investor Advance.

An “Amortization Event” will occur under the terms of the Promissory Note if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days, or (ii) the Company has issued in excess of 99% of the shares of Common Stock available under the Exchange Cap. Within seven trading days of an Amortization Event, the Company will be obligated to make monthly cash payments in an amount equal to the sum of (i) $1.0 million of principal of the Promissory Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium of 7% in respect of such Amortization Principal Amount, plus (iii) accrued and unpaid interest thereunder. The obligation of the Company to make monthly prepayments shall cease (with respect to any payment that has not yet come due) if any time after an Amortization Event (a) the Company reduces the Floor Price to an amount no more than 50% of the closing price of the Common Stock on the trading day immediately prior to such reset notice (and no greater than the initial Floor Price), or (b) the daily VWAP is greater than the Floor Price for a period of ten consecutive trading days, unless a subsequent Amortization Event occurs.

The Company will control the timing and amount of any sales of shares of Common Stock to Yorkville, except with respect to Investor Advances. Actual sales of shares of Common Stock to Yorkville as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

King Street CD

On June 21, 2024, the Company received a notice of alleged event of default and a demand for payment of the full principal amount, together with premiums and interest thereon (the “Notice”), from King Street Partners LLC (“King Street”), the holder of that certain 12.75% Convertible Senior Secured Note with a principal amount of $5,800,000 dated December 29, 2023.

The Notice alleges that due to the Company’s failure to maintain its 51% economic interest in FaZe Media, Inc. and other actions, one or more events of default under the King Street CD, including with respect to the terms of that side letter and consent agreement dated May 13, 2024 between the Company and King Street (the “Consent”), have occurred. Pursuant to the Notice, King Street demanded immediate repayment of the full principal amount, premiums, and accrued interest under the King Street CD.

If it is ultimately determined that events of default exist under the King Street Note and that the Notice was properly provided on behalf of the Holder, the outstanding principal amount of the King Street Note, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof will be due and payable. From and after an event of default, all such amounts due and owing to King Street would bear interest at 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

The Company strongly disagrees with the assertion that events of default have occurred under the King Street CD based on, inter alia, a plain language reading of the Consent and interpretive caselaw regarding the plain language. The Company will pursue a defense to any enforcement action taken by King Street, but the Company cannot guarantee a resolution on a timely basis, on favorable terms, or at all. If the Company is unable to resolve the alleged defaults under the King Street Note, it would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

On July 10, 2024, the Company paid down the outstanding principal and accrued interest on the King Street CD of $5.7 million.

Frankly Media asset disposal

On May 31, 2024, the Company, through its wholly owned subsidiary Frankly Media LLC (“Frankly”), entered into an Asset Purchase Agreement (the “UNIV APA”) to sell the producer content management software platform and associated software technology (“CMS Assets”) of Frankly to UNIV, Ltd (“UNIV”) (the “UNIV Asset Sale”).

Pursuant to the UNIV APA, UNIV paid the Company aggregate purchase consideration with a transaction closing date fair value of $1.2 million in exchange for the CMS Assets, including $25 thousand paid in cash upon closing of the transaction and issuance of a secured subordinated promissory note (the “UNIV Note”) with a transaction closing date fair value of $1.2 million. The UNIV Note was valued using a discount rate of 13.7% (Level 3).

Additionally on May 31, 2024, the Company, through its wholly owned subsidiary Frankly, entered into an Asset Purchase Agreement (the “XPR APA”) to sell the press release and content distribution service assets (the “PR Assets”) of Frankly to XPR Media LLC (“XPR”) (the “XPR Asset Sale” and, collectively with the UNIV Asset Sale, the “Frankly Asset Sales”).

Pursuant to the XPR APA, XPR paid the Company aggregate purchase consideration with a transaction closing date fair value of $0.6 million in exchange for the PR Assets, including $10.5 thousand paid in cash upon closing of the transaction and issuance of a secured subordinated promissory note (the “XPR Note”) with a transaction closing date fair value of $0.5 million. The XPR Note was valued using a discount rate of 13.7% (Level 3).

As a result of the Frankly Asset Sales during the three and six months ended June 30, 2024, the Company recognized a loss of $3.8 million in Other income (expense), net in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

The UNIV Note has a principal amount of $1.5 million, inclusive of the $25 thousand paid in cash upon closing. The principal amount of the UNIV Note will be repaid in monthly installments, beginning August 2024. Monthly principal payments will be $25 thousand from August 2024 to June 2025, $45 thousand from July 2025 to June 2026, and $55 thousand from July 2026 to final maturity on June 30, 2027. The UNIV Note is secured by assets of the UNIV pursuant to a Security Agreement executed in conjunction with the UNIV APA between the Company and UNIV.

The XPR Note has a principal amount of $0.7 million, inclusive of the $10.5 thousand paid in cash upon closing. The principal amount of the XPR Note will be repaid in monthly installments, beginning August 2024. Monthly principal payments will be $12.5 thousand from August 2024 to June 2025, $20 thousand from July 2025 to June 2026, and $26 thousand from July 2026 to final maturity on June 30, 2027. The XPR Note is secured by all rights of XPR to customer agreements and publisher agreements pursuant to a Security Agreement executed in conjunction with the XPR APA between the Company and XPR.

Faze Media, Inc. asset contribution

On May 2, 2024, the Company created FaZe Media, Inc. (“Faze Media”). On May 15, 2024, the Company entered into a business venture with Gigamoon Media, LLC (“Gigamoon”). As part of this venture, the Company contributed certain media assets of Faze Clan, Inc. to Faze Media and Gigamoon invested $11.0 million in Faze Media in exchange for 11,000,000 shares of Series A-2 Preferred Stock of Faze Media, 49% of Faze Media’s voting equity interests, pursuant to a Securities Purchase Agreement (the “SPA”). The Company was issued 11,450,0000 shares of Series A-1 Preferred Stock of Faze Media, 51% of Faze Media’s voting equity interests.

On June 17, 2024, the Company entered into an agreement to sell 5,725,000 of its 11,450,000 shares of Series A-1 Preferred Stock of Faze Media to M40A3 LLC (“M4”) in exchange for $9.5 million (the “Secondary SPA”). The first 2,862,500 share tranche was issued on June 17, 2024 for consideration of $4.75 million and the remaining 2,862,500 will be issued on August 15, 2024.

Contemporaneous with the execution of the Secondary SPA, the Company and M4 entered into a Limited Proxy and Power of Attorney with respect to all of the shares of Series A-1 Preferred Stock of Faze Media held by M4 (the “Faze Media Voting Proxy”).

Faze Media is not a variable interest entity. Due to the Faze Media Voting Proxy, the Company maintains a controlling financial interest in Faze Media and Faze Media is a consolidated subsidiary of the Company as of June 30, 2024. The Preferred Stock of Faze Media held by M4 and Gigamoon represent a non-controlling interest of the Company. Upon termination of the Faze Media Voting Proxy, the Company will reassess whether it continues to have a controlling financial interest in Faze Media.

As a result of the above transactions, the Company recorded a non-controlling interest in Faze Media, Inc. of $15,750,000, the sum of cash consideration received, within the consolidated statements of stockholders’ equity.

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

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Six months ended June 30,
	2024	2023	Variance
Revenue	$46,315,189	$14,151,965	$32,163,224
Cost of revenue	38,687,829	10,085,002	28,602,827
Gross profit	7,627,360	4,066,963	3,560,397
Operating expenses:
General and administrative	12,053,248	6,870,346	5,182,902
Selling and marketing	4,654,592	2,481,722	2,172,870
Research and development	1,566,669	660,969	905,700
Depreciation and amortization	1,710,195	723,697	986,498
Restructuring charges	123,846	294,286	(170,440)
Other operating expenses	2,088,137	1,497,981	590,156
Total operating expenses	22,196,687	12,529,001	9,667,686
Loss from continuing operations	(14,569,327)	(8,462,038)	(6,107,289)
Other income (expense), net:
Interest expense	(627,385)	(145,324)	(482,061)
Change in fair value of convertible debt carried at fair value	456,759	455,009	1,750
Change in fair value of warrant liability	52,900	1,710,878	(1,657,978)
Arbitration settlement reserve	138,625	739,644	(601,019)
Other income (expense), net	(4,065,544)	37,894	(4,103,438)
Total other income (expense), net	(4,044,645)	2,798,101	(6,842,746)
Loss from continuing operations before income taxes	(18,613,972)	(5,663,937)	(12,950,035)
Income tax benefit	-	5,027	(5,027)
Net loss from continuing operations	(18,613,972)	(5,658,910)	(12,955,062)
Net income (loss) from discontinued operations	1,349,883	(2,770,547)	4,120,430
Net loss	(17,264,089)	(8,429,457)	(8,834,632)
Net income attributable to non-controlling interest	389,590	-	389,590
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(16,874,499)	$(8,429,457)	$(8,445,042)

	Three months ended June 30,
	2024	2023	Variance
Revenue	$28,586,965	$11,361,904	$17,225,061
Cost of revenue	24,352,762	8,573,785	15,778,977
Gross profit	4,234,203	2,788,119	1,446,084
Operating expenses:
General and administrative	7,134,618	4,228,666	2,905,952
Selling and marketing	2,432,939	1,740,694	692,245
Research and development	881,516	660,969	220,547
Depreciation and amortization	954,746	583,217	371,529
Restructuring charges	123,846	10,388	113,458
Other operating expenses	994,717	1,013,672	(18,955)
Total operating expenses	12,522,382	8,237,606	4,284,776
Loss from continuing operations	(8,288,179)	(5,449,487)	(2,838,692)
Other income (expense), net:
Interest expense	(192,257)	(122,227)	(70,030)
Change in fair value of convertible debt carried at fair value	563,360	455,009	108,351
Change in fair value of warrant liability	15,643	1,710,878	(1,695,235)
Arbitration settlement reserve	43,500	739,644	(696,144)
Other income (expense), net	(3,948,274)	38,826	(3,987,100)
Total other income (expense), net	(3,518,028)	2,822,130	(6,340,158)
Loss from continuing operations before income taxes	(11,806,207)	(2,627,357)	(9,178,850)
Income tax benefit	-	-	-
Net loss from continuing operations	(11,806,207)	(2,627,357)	(9,178,850)
Net income (loss) from discontinued operations	(196,934)	(1,456,666)	1,259,732
Net loss	(12,003,141)	(4,084,023)	(7,919,118)
Net income attributable to non-controlling interest	389,590	-	389,590
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(11,613,551)	$(4,084,023)	$(7,529,528)

Revenue

The following tables disaggregate revenue by revenue stream and geographic region for the three and six months ended June 30, 2024, and 2023.

	Six months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$15,841,591	$-	$15,841,591
Agency	729,584	4,250,742	-	4,980,326
SaaS + Advertising	-	23,912,430	1,580,842	25,493,272
Total Revenue	729,584	44,004,763	1,580,842	46,315,189
Cost of sales
Teams	-	12,532,513	-	12,532,513
Agency	534,098	3,698,755	-	4,232,853
SaaS + Advertising	-	21,754,515	167,948	21,922,463
Total Cost of sales	534,098	37,985,783	167,948	38,687,829
Gross profit
Teams	-	3,309,078	-	3,309,078
Agency	195,486	551,987	-	747,473
SaaS + Advertising	-	2,157,915	1,412,894	3,570,809
Total Gross profit	$195,486	$6,018,980	$1,412,894	$7,627,360

	Six months ended June 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$1,408,548	$4,309,847	$-	$5,718,395
SaaS + Advertising	-	7,771,391	662,179	8,433,570
Total Revenue	1,408,548	12,081,238	662,179	14,151,965
Cost of sales
Agency	1,169,414	2,667,369	-	3,836,783
SaaS + Advertising	-	6,177,747	70,472	6,248,219
Total Cost of sales	1,169,414	8,845,116	70,472	10,085,002
Gross profit
Agency	239,134	1,642,478	-	1,881,612
SaaS + Advertising	-	1,593,644	591,707	2,185,351
Total Gross profit	$239,134	$3,236,122	$591,707	$4,066,963

	Three months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$13,278,638	$-	$13,278,638
Agency	350,935	1,686,534	-	2,037,469
SaaS + Advertising	-	12,469,920	800,938	13,270,858
Total Revenue	350,935	27,435,092	800,938	28,586,965
Cost of sales
Teams	-	10,950,943	-	10,950,943
Agency	283,466	1,538,081	-	1,821,547
SaaS + Advertising	-	11,492,930	87,342	11,580,272
Total Cost of sales	283,466	23,981,954	87,342	24,352,762
Gross profit
Teams	-	2,327,695	-	2,327,695
Agency	67,469	148,453	-	215,922
SaaS + Advertising	-	976,990	713,596	1,690,586
Total Gross profit	$67,469	$3,453,138	$713,596	$4,234,203

	Three months ended June 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$774,175	$2,154,159	$-	$2,928,334
SaaS + Advertising	-	7,771,391	662,179	8,433,570
Total Revenue	774,175	9,925,550	662,179	11,361,904
Cost of sales
Agency	637,568	1,687,998	-	2,325,566
SaaS + Advertising	-	6,177,747	70,472	6,248,219
Total Cost of sales	637,568	7,865,745	70,472	8,573,785
Gross profit
Agency	136,607	466,161	-	602,768
SaaS + Advertising	-	1,593,644	591,707	2,185,351
Total Gross profit	$136,607	$2,059,805	$591,707	$2,788,119

Key Components and Comparison of Results of Operations

Six months ended June 30, 2024 and 2023

Revenue

Revenues for the six months ended June 30, 2024, were $46.3 million, in comparison to $14.2 million for the same period in 2023. The increase was primarily related to the acquisition of Engine on April 11, 2023 and the acquisition of FaZe on March 7, 2024.

Team Revenue

Teams revenue for the six months ended June 30, 2024, was $15.8 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue is this operating segment in the prior year period.

Agency Revenue

Agency revenue for the six months ended June 30, 2024, was $5.0 million, in comparison to $5.7 million for the same period in 2023. The variance was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the six months ended June 30, 2024, was $25.5 million, in comparison to $8.4 million for the same period in 2023. The increase was related to our acquisition of Engine on April 11, 2023. As such, there is only one quarter of SaaS + Advertising revenue for this operating segment in the prior year period. The large increase in revenue is also due to significant growth derived primarily from programmatic advertising year over year.

Cost of Sales

Cost of sales for the six months ended June 30, 2024, was $38.7 million, in comparison to $10.1 million for the same period in 2023. The increase was primarily related to an increase in revenue associated with the acquisitions of FaZe and Engine discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the six months ended June 30, 2024, was $12.1 million, in comparison to $6.9 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Selling and marketing

Selling and marketing expenses for the six months ended June 30, 2024, was $4.7 million, in comparison to $2.5 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Research and development

Research and development expenses for the six months ended June 30, 2024, was $1.6 million, in comparison to $0.7 million for the same period in 2023. The increase was the result of an increase in expenses from the operations of Engine that were included in the 2023 period from April 11, 2023 forward.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2024, was $1.7 million, in comparison to $0.7 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above and the related long-lived assets and intangible assets acquired in connection with these acquisitions.

Restructuring charges

Restructuring charges for the six months ended June 30, 2024, were $0.1 million, in comparison to $0.3 million for the same period in 2023. The decrease was primarily related to acquisition of Engine and associated restructuring activities at GameSquare in advance of closing of the acquisition. Various restructuring activities at FaZe occurred prior to the closing of the acquisition on March 7, 2024, and therefore, the associated expenses are not included in the Company’s financial results for the period.

Other operating expenses

Other operating expenses for the six months ended June 30, 2024, was $2.1 million, in comparison to $1.5 million for the same period in 2023. Other operating expenses between the quarters consisted solely of transaction related expenses. The increase was primarily related to additional transaction activities in the 2024 period. The 2024 period included transaction costs associated with the acquisition of FaZe, the disposal of Complexity, the Faze Media Inc. asset contribution and the Franky Media asset disposal, while the 2023 period only included transaction costs associated with the acquisition of Engine.

Other income and expenses

Interest expense

Interest expense for the six months ended June 30, 2024, was $0.6 million, in comparison to $0.1 million for the same period in 2023. The increase was primarily related interest expense on convertible debt acquired in connection with the acquisition of Engine and line of credit that was closed in September 2023. We did not have comparable debt instruments outstanding during the comparative period.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt gain (loss) for the six months ended June 30, 2024, was $0.5 million, in comparison to 0.5 million for the same period in 2023. Prior to the Engine acquisition, we did not have any convertible debt. The change represents adjusting the convertible debt to fair value at the end of the reporting period, primarily driven by changes in our share price.

Change in fair value of warrant liability

Change in fair value of warrant liability gain (loss) for the six months ended June 30, 2024, was $53 thousand, in comparison to $1.7 million for the same period in 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price. The large reduction in gain is primarily driven by the expiration of the majority of the liability measured warrants, and therefore the change in fair value from period to period is not significant in the current period.

Arbitration settlement reserve

Arbitration settlement reserve gain (loss) for the six months ended June 30, 2024, was $0.1 million, in comparison to $0.7 million for the same period in 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price.

Other income (expense), net

Other income (expense) for the six months ended June 30, 2024, was $(4.1) million, in comparison to $38 thousand for the same period in 2023. Other expense in the current period is primarily related to loss incurred of $3.8 million on the disposal of Frankly Media remaining SaaS assets which closed on May 31, 2024. No such loss was incurred in the prior period.

Income tax benefit

There was no income tax benefit for the six months ended June 30, 2024, in comparison to $5 thousand for the same period in 2023. The change was trivial between the two periods and relates to change in deferred tax liabilities.

Net income (loss) from discontinued operations

Net income from discontinued operations for the six months ended June 30, 2024, was $1.3 million, in comparison to a net loss of $2.8 million for the same period in 2023. The increase was primarily related to gain on disposal of Complexity of $3.0 million in the 2024 period partially offset by net loss from operations of Complexity of $1.4 million as compared to a net loss from operations of Complexity of $2.6 million in the 2023 period.

Three months ended June 30, 2024 and 2023

Revenue

Revenues for the three months ended June 30, 2024, were $28.6 million, in comparison to $11.4 million for the same period in 2023. The increase was primarily related to the acquisition of FaZe on March 7, 2024 along with the large increase in programmatic advertising revenue at Frankly.

Team Revenue

Teams revenue for the three months ended June 30, 2024, was $13.3 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue for this operating segment in the prior year period.

Agency Revenue

Agency revenue for the three months ended June 30, 2024, was $2.0 million, in comparison to $2.9 million for the same period in 2023.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the three months ended June 30, 2024, was $13.3 million, in comparison to $8.4 million for the same period in 2023. The increase was related to our acquisition of Engine on April 11, 2023. The large increase in revenue is due to significant growth derived primarily from programmatic advertising year over year.

Cost of Sales

Cost of sales for the three months ended June 30, 2024, was $24.4 million, in comparison to $8.6 million for the same period in 2023. The increase was primarily related to an increase in revenue associated with the acquisition of FaZe discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended June 30, 2024, was $7.1 million, in comparison to $4.2 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above. Faze was not part of the prior year comparable results.

Selling and marketing

Selling and marketing expenses for the three months ended June 30, 2024, was $2.4 million, in comparison to $1.7 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above. Faze was not part of the prior year comparable results.

Research and development

Research and development expenses for the three months ended June 30, 2024, was $0.9 million, in comparison to $0.7 million for the same period in 2023. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2024, was $1.0 million, in comparison to $0.6 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above and the related long-lived assets and intangible assets acquired in connection with the acquisition.

Other operating expenses

Other operating expenses for the three months ended June 30, 2024, was $1.0 million, in comparison to $1.0 million for the same period in 2023. Other operating expenses between the quarters consisted solely of transaction related expenses. The variance between the periods was not significant.

Other income and expenses

Interest expense

Interest expense for the three months ended June 30, 2024, was $0.2 million, in comparison to $0.1 million for the same period in 2023. The increase was primarily related to a line of credit that was closed in September 2023. We did not have comparable debt instruments outstanding during the comparative period.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt gain (loss) for the three months ended June 30, 2024, was $0.6 million, in comparison to 0.5 million for the same period in 2023. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability gain (loss) for the three months ended June 30, 2024, was $16 thousand, in comparison to $1.7 million for the same period in 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price. The large reduction in gain is primarily driven by the expiration of the majority of the liability measured warrants, and therefore the change in fair value from period to period is not significant in the current period.

Arbitration settlement reserve

Arbitration settlement reserve gain (loss) for the three months ended June 30, 2024, was $44 thousand, in comparison to $0.7 million for the same period in 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price. The decrease in gain is due to the large gain in the prior year period. There was a larger reduction in our share price from the beginning to the end of the reporting period in the prior year.

Other income (expense), net

Other income (expense) for the three months ended June 30, 2024, was $(3.9) million, in comparison to $39 thousand for the same period in 2023. Other expense in the current period is primarily related to loss incurred of $3.8 million on the disposal of Frankly Media remaining SaaS assets which closed on May 31, 2024. No such loss was incurred in the prior period.

Net income (loss) from discontinued operations

Net loss from discontinued operations for the three months ended June 30, 2024, was $0.2 million, in comparison to a net loss of $1.5 million for the same period in 2023. The decrease in net loss was due to net loss from operations of Complexity of $0 in the current period (disposed of on March 1, 2024) as compared to a net loss from operations of Complexity of $1.3 million in the 2023 period.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and other non-cash items, including, but not limited to (i) share based compensation expense, (ii) transaction costs related to merger and acquisition activities, (iii) arbitration settlement reserves and other non-recurring legal settlement expenses, (iv) restructuring costs, primarily comprised of employee severance resulting from integration of acquired businesses, (v) impairment of goodwill and intangible assets, (vi) gains and losses on extinguishment of debt, (vii) change in fair value of assets and liabilities adjusted to fair value on a quarterly basis, (viii) gains and losses from discontinued operations, and (ix) Net income (loss) attributable to non-controlling interest.

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(12,003,141)	$(4,084,023)	$(17,264,089)	$(8,429,457)
Interest expense	192,257	122,227	627,385	145,324
Income tax benefit	-	-	-	(5,027)
Amortization and depreciation	954,746	583,217	1,710,195	723,697
Share-based payments	602,139	317,005	1,021,367	882,385
Transaction costs	1,037,044	1,013,672	2,130,464	1,497,981
Arbitration settlement reserve	(43,500)	(739,644)	(138,625)	(739,644)
Restructuring costs	123,846	10,388	123,846	294,286
Legal settlement	-	183,724	-	183,724
Change in fair value of contingent consideration	(42,327)	-	(42,327)	-
Change in fair value of warrant liability	(15,643)	(1,710,878)	(52,900)	(1,710,878)
Change in fair value of convertible debt carried at fair value	(563,360)	(455,009)	(456,759)	(455,009)
Gain on disposition of subsidiary	-	-	(3,009,891)	-
Loss on disposition of assets	3,764,474	-	3,764,474	-
Loss from discontinued operations	196,934	1,456,666	1,660,008	2,770,547
Net loss attributable to non-controlling interest	389,590	-	389,590	-
Adjusted EBITDA	$(5,406,941)	$(3,302,655)	$(9,537,262)	$(4,842,071)

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

As of June 30, 2024, cash and restricted cash totaled $14.5 million, compared to $3.0 million as of December 31, 2023.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of June 30, 2024, our principal sources of liquidity were our cash in the amount of $13.9 million, available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the PIPE Financing on March 7, 2024.

Operating Activities

Net cash used in operating activities was $17.6 million during the six months ended June 30, 2024, compared with $6.9 million used in operating activities in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2024.

Net cash provided by investing activities was $11.3 million for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $26.3 million for the six months ended June 30, 2024, which was primarily due to PIPE Financing on March 7, 2024 of $10 million and cash investments by non-controlling interests of Faze Media, Inc. of $15.75 million. Net cash used in financing activities was $0.8 million for the six months ended June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2024. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s consolidated financial statements for three and six months ended June 30, 2024, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s consolidated financial statements for the three and six months ended June 30, 2024. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

Management’s Remediation Measures

To address the deficiencies identified, management, with oversight of the Audit Committee, has implemented, or will implement, remediation measures to further address the deficiencies in the design of its DC&P and ICFR. The Company intends to complete such remedial measures by December 31, 2025. Management has also performed an initial risk assessment using a top-down, risk-based approach with respect to the risks of material misstatement of the consolidated financial statements. In addition, compensating controls have been applied to a number of areas where the risks of material misstatement are considered moderate to high. The Company is engaging outside resources to strengthen the business process documentation and help with management’s self-assessment and testing of internal controls. Although the Company can give no assurance that these actions will remediate these deficiencies or that additional deficiencies or a material weaknesses will not be identified in the future, management believes the foregoing efforts will, when implemented, strengthen our DC&P and ICFR. Management will take additional remedial actions as necessary as they continue to evaluate and work to improve the Company’s control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

GAMESQUARE HOLDINGS, INC.

FORM 10-Q

EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

10.1	Contribution Agreement, dated May 15, 2024, by and among the Company, FaZe Holdings Inc., Faze Media Holdings, LLC and FaZe Media Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.2	Trademark and License Agreement, dated May 15, 2024, between the Company and Faze Media, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.3	Registration Rights Agreement, dated May 15, 2024, between the Company and Faze Media Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024).

10.4	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.5	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.6	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.7	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.8	Transition Services Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.9	Service Order, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.10	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.11	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.12	Secondary Preferred Stock Purchase Agreement, dated as of June 17, 2024, by and among FaZe Media Holdings, LLC, M40A3 LLC, Gigamoon Media LLC, and FaZe Media, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.13	Purchaser Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.14	Seller Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.15	Amended and Restated License Agreement by and between the Company and FaZe Media, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from GameSquare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	August 15, 2024	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 15, 2024	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

