Form 10-Q
period 2024-09-30
GameSquare Holdings, Inc.
filed 2024-11-14
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 14, 2024
Common Stock - $0.0001 par value	32,635,995

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash	$11,199,013	$2,945,373
Restricted cash	-	47,465
Accounts receivable, net	25,559,861	16,459,684
Government remittances	1,311,968	1,665,597
Contingent consideration, current	293,445	207,673
Promissory note receivable, current	341,378	-
Prepaid expenses and other current assets	3,046,798	916,740
Total current assets	41,752,463	22,242,532
Investment	2,673,472	2,673,472
Contingent consideration, non-current	-	293,445
Promissory note receivable	8,987,416	-
Property and equipment, net	455,690	2,464,633
Goodwill	22,783,315	16,303,989
Intangible assets, net	21,706,994	18,574,144
Right-of-use assets	2,743,255	2,159,693
Total assets	$101,102,605	$64,711,908
Liabilities and Shareholders’ Equity
Accounts payable	$28,968,243	$23,493,472
Accrued expenses and other current liabilities	13,232,256	5,289,149
Players liability account	-	47,465
Deferred revenue	2,082,235	1,930,028
Current portion of operating lease liability	741,462	367,487
Line of credit	4,321,038	4,518,571
Convertible debt carried at fair value	8,850,282	-
Warrant liability	20,605	102,284
Arbitration reserve	176,416	428,624
Total current liabilities	58,392,537	36,177,080
Convertible debt carried at fair value	-	8,176,928
Operating lease liability	2,234,377	1,994,961
Total liabilities	60,626,914	46,348,969
Commitments and contingencies (Note 14)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 31,586,409 and 12,989,128 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	-	-
Additional paid-in capital	117,883,238	91,915,169
Accumulated other comprehensive loss	241,106	(132,081)
Non-controlling interest	18,130,467	-
Accumulated deficit	(95,779,120)	(73,420,149)
Total shareholders’ equity	40,475,691	18,362,939
Total liabilities and shareholders’ equity	$101,102,605	$64,711,908

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$26,413,226	$11,501,446	$72,728,415	$25,653,411
Cost of revenue	21,171,114	8,989,706	59,858,943	19,074,708
Gross profit	5,242,112	2,511,740	12,869,472	6,578,703
Operating expenses:
General and administrative	6,180,523	4,734,909	18,233,771	11,605,255
Selling and marketing	2,202,182	1,465,378	6,856,774	3,947,100
Research and development	804,258	439,822	2,370,927	1,100,791
Depreciation and amortization	803,687	571,972	2,513,882	1,295,669
Restructuring charges	382,983	92,334	506,829	386,620
Other operating expenses	1,287,223	688,935	3,375,360	2,186,916
Total operating expenses	11,660,856	7,993,350	33,857,543	20,522,351
Loss from continuing operations	(6,418,744)	(5,481,610)	(20,988,071)	(13,943,648)
Other income (expense), net:
Interest expense	(54,106)	(209,237)	(681,491)	(354,561)
Loss on debt extinguishment	(1,032,070)	-	(1,032,070)	-
Change in fair value of convertible debt carried at fair value	(98,937)	86,127	357,822	541,136
Change in fair value of warrant liability	26,482	133,216	79,382	1,844,094
Arbitration settlement reserve	113,583	212,234	252,208	951,878
Other income (expense), net	(478)	(227,201)	(4,066,022)	(189,307)
Total other income (expense), net	(1,045,526)	(4,861)	(5,090,171)	2,793,240
Loss from continuing operations before income taxes	(7,464,270)	(5,486,471)	(26,078,242)	(11,150,408)
Income tax benefit	-	11,469	-	16,496
Net loss from continuing operations	(7,464,270)	(5,475,002)	(26,078,242)	(11,133,912)
Net income (loss) from discontinued operations	(145)	423,303	1,349,738	(2,347,244)
Net loss	(7,464,415)	(5,051,699)	(24,728,504)	(13,481,156)
Net loss attributable to non-controlling interest	1,979,943	-	2,369,533	-
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(5,484,472)	$(5,051,699)	$(22,358,971)	$(13,481,156)

Comprehensive loss, net of tax:
Net loss	$(7,464,415)	$(5,051,699)	$(24,728,504)	$(13,481,156)
Change in foreign currency translation adjustment	360,004	212,040	373,187	100,687
Comprehensive loss	(7,104,411)	(4,839,659)	(24,355,317)	(13,380,469)
Comprehensive income attributable to non-controlling interest	1,979,943	-	2,369,533	-
Comprehensive loss	$(5,124,468)	$(4,839,659)	$(21,985,784)	$(13,380,469)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.18)	$(0.45)	$(0.90)	$(1.06)
From discontinued operations	(0.00)	0.03	0.05	(0.22)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.18)	$(0.42)	$(0.85)	$(1.28)
Weighted average common shares outstanding - basic and diluted	31,270,253	12,131,409	26,378,453	10,510,845

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-	Accumulated other comprehensive	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	in capital	(loss) income	deficit	interest	equity
Balance, January 1, 2024	12,989,128	$-	$91,915,169	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	-	14,587,000	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	-	9,865,058	-	-	-	9,865,058
Conversion of convertible debt	103,594	-	107,527	-	-	-	107,527
Shares issued to settle outstanding amounts payable	80,000	-	100,000	-	-	-	100,000
Restricted share units exercised	1,086,559	-	20,000	-	-	-	20,000
Non-controlling interest in Faze Media, Inc.	-	-	-	-	-	20,500,000	20,500,000
Share-based compensation - options and RSUs	-	-	1,288,484	-	-	-	1,288,484
Other comprehensive income	-	-	-	373,187	-	-	373,187
Net loss	-	-	-	-	(22,358,971)	(2,369,533)	(24,728,504)
Balance, September 30, 2024	31,586,409	$-	$117,883,238	$241,106	$(95,779,120)	$18,130,467	$40,475,691

Balance, January 1, 2023	6,352,270	$-	$49,672,443	$(269,053)	$(42,137,722)	$-	$7,265,668
Impact of rounding down after exchange for GSQ Esports	(70)	-	-	-	-	-	-
Issuance of common shares to settle contingent consideration	29,359	-	-	-	-	-	-
Acquisition of Engine	6,380,083	-	41,044,000	-	-	-	41,044,000
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	-	(900,818)	-	-	-	(900,818)
Common shares issued upon vesting of RSUs	125,148	-	-	-	-	-	-
Shares issued to settle outstanding amounts payable	9,109	-	66,154	-	-	-	66,154
Shares issued for legal settlements	29,929	-	183,187	-	-	-	183,187
Share-based compensation - options and RSUs	-	-	1,288,292	-	-	-	1,288,292
Other comprehensive loss	-	-	-	100,687	-	-	100,687
Net loss	-	-	-	-	(13,481,156)	-	(13,481,156)
Balance, September 30, 2023	12,925,828	$-	$91,353,258	$(168,366)	$(55,618,878)	$-	$35,566,014

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,728,504)	$(13,481,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,740,431	2,367,539
Amortization of operating lease right-of-use assets	348,224	282,474
Shares issued for legal settlements	-	187,105
Gain on disposition of Complexity	(3,009,891)	-
Loss on disposition of assets	3,764,474	-
Loss on extinguishment of debt	1,032,070	-
Gain on settlement of patent litigation	-	(635,480)
Accretion of promissory note receivable	(533,869)	-
Change in fair value of contingent consideration	(42,327)	-
Change in fair value of warrant liability	(79,382)	(1,844,094)
Change in fair value of arbitration reserve	(252,208)	(951,878)
Change in fair value of convertible debt carried at fair value	(357,822)	(541,136)
Income tax recovery	-	(16,496)
Change in deferred tax balances	-	-
Share-based compensation	1,288,484	1,288,292
Changes in operating assets and liabilities:
Accounts receivable, net	(3,438,866)	903,822
Government remittances	1,972	(151,118)
Prepaid expenses and other current assets	(971,504)	176,019
Accounts payable, accrued expenses and other current liabilities	671,717	2,460,308
Deferred revenue	(1,475,136)	3,757
Operating lease liability	(318,395)	(253,403)
Net cash used in operating activities	(25,360,532)	(10,205,445)
Cash flows from investing activities:
Purchase of property and equipment	(5,117)	-
Purchase of intangible assets	(60,000)	-
Cash acquired in Engine acquisition	-	11,278,691
Cash acquired in Faze Clan acquisition	2,406,812	-
Disposal of Frankly Media assets	35,500	-
Disposal of Complexity, net of cash disposed	328,284	-
Net cash provided by investing activities	2,705,479	11,278,691
Cash flows from financings activities:
Proceeds from private placements	10,000,000	-
Payment of equity issuance costs	(134,942)	-
Non-controlling interest in Faze Media, Inc.	20,500,000	-
Proceeds (repayments) on promissory notes, net	-	185,397
Repayment of borrowings on credit facility	-	(825,510)
Proceeds from issuance of convertible debt	6,045,000	-
Repayment of principal on convertible debt	(5,800,000)	-
Proceeds (repayments) on line of credit, net	(197,533)	1,036,516
Net cash provided by financing activities	30,412,525	396,403
Effect of exchange rate changes on cash and restricted cash	448,703	3
Net increase (decrease) in cash and restricted cash	8,206,175	1,469,652
Cash and restricted cash, beginning of period	2,992,838	977,413
Cash and restricted cash, end of period	$11,199,013	$2,447,065

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Nine months ended September 30,
	2024	2023
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$1,074,609	$325,150
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	471,222	407,224

Supplemental disclosure of non-cash investing and financing activities:
Disposition of Complexity in exchange for promissory note receivable	$7,125,628	$-
Shares, options, and warrants issued for acquisition of FaZe	14,587,000	-
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	900,818
Shares issued to settle legal and other amounts payable	-	249,341

Reconciliation of cash and restricted cash:

	September 30, 2024	December 31, 2023
Cash	$11,199,013	$2,945,373
Restricted cash	-	47,465
Cash and restricted cash shown in the consolidated statements of cash flows	$11,199,013	$2,992,838

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $95.8 million as of September 30, 2024 ($73.4 million as of December 31, 2023). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of September 30, 2024, the Company had a working capital deficiency of $16.6 million (as of December 31, 2023, a working capital deficiency of $13.9 million) which is comprised of current assets less current liabilities.

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

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of September 30, 2024, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Frankly Media LLC	USA	100.00%	US Dollar
Stream Hatchet S.L.	Spain	100.00%	Euro
Code Red Esports Ltd.	United Kingdom	100.00%	UK Pound
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100.00%	US Dollar
GCN Inc.	USA	100.00%	US Dollar
Faze Clan Inc.	USA	100.00%	US Dollar
Faze Media Inc.	USA	25.50%	US Dollar
Swingman LLC (dba as Zoned)	USA	100.00%	US Dollar
Mission Supply LLC	USA	100.00%	US Dollar
SideQik, Inc.	USA	100.00%	US Dollar

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

There were no significant changes in the satisfaction of performance obligations in contracts with customer and related revenue recognition policies for the nine months ended September 30, 2024. The following describes the revenue recognition policies for the revenue streams the Company acquired as a result of the Merger (see Note 4):

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

The promissory note receivable was initially recorded at its transaction closing date fair value on March 1, 2024 (Sale of Complexity) and on May 31, 2024 (Sale of Frankly Media assets) (see Note 4) and no allowance for credit losses had been recognized as of September 30, 2024.

(g) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 47% and 47% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.

One customer individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2024, and no customer as of December 31, 2023.

(h) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of September 30, 2024, the Company is organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

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

The Company incurred transaction costs of $1.4 million associated with the Merger. All such costs were expensed as incurred. The net loss attributed to FaZe’s operations from the acquisition date to September 30, 2024, was $4.7 million, with revenue of $25.3 million.

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

As a result of the Transaction, during the nine months ended September 30, 2024, Complexity met the requirements to be reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

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

As a result of the Frankly Asset Sales during the nine months ended September 30, 2024, the Company recognized a loss of $3.8 million in Other income (expense), net in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

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

On June 17, 2024, the Company entered into an agreement to sell 5,725,000 of its 11,450,000 shares of Series A-1 Preferred Stock of Faze Media to M40A3 LLC (“M4”) in exchange for $9.5 million (the “Secondary SPA”). The first 2,862,500 share tranche was issued on June 17, 2024 for consideration of $4.75 million and the remaining 2,862,500 was issued on August 15, 2024 for consideration of $4.75 million.

Contemporaneous with the execution of the Secondary SPA, the Company and M4 entered into a Limited Proxy and Power of Attorney with respect to all of the shares of Series A-1 Preferred Stock of Faze Media held by M4 (the “Faze Media Voting Proxy”).

Faze Media is not a variable interest entity. Due to the Faze Media Voting Proxy, the Company maintains a controlling financial interest in Faze Media and Faze Media is a consolidated subsidiary of the Company as of September 30, 2024. The Preferred Stock of Faze Media held by M4 and Gigamoon represent a non-controlling interest of the Company. Upon termination of the Faze Media Voting Proxy, the Company will reassess whether it continues to have a controlling financial interest in Faze Media.

As a result of the above transactions, the Company recorded a non-controlling interest in Faze Media, Inc. of $20.5 million, the sum of cash consideration received, within the consolidated statements of stockholders’ equity.

5. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(668,102)
Balance, September 30, 2024	$22,783,315

Goodwill resulting from the acquisition of FaZe was allocated to the Teams operating and reportable segment.

There were no impairment charges related to goodwill incurred during the nine months ended September 30, 2024 and 2023, respectively.

(b) Intangible assets

Intangible assets consist of the following:

	As of September 30, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$14,161,503	$(2,102,472)	$(472,018)	$11,587,013
Talent network	$1,100,000	$(320,833)	-	779,167
Brand name	9,647,323	(1,387,015)	(229,405)	8,030,903
Software	1,830,000	(520,089)	-	1,309,911
Total intangible assets	$26,738,826	$(4,330,409)	$(701,423)	$21,706,994

	As of December 31, 2023
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,006,154	$(1,483,331)	$(472,018)	$9,050,805
Brand name	8,963,557	(3,115,265)	(229,405)	5,618,887
Software	4,560,400	(655,948)	-	3,904,452
Total intangible assets	$24,530,111	$(5,254,544)	$(701,423)	$18,574,144

The Company recognized amortization expense for intangible assets of $2.2 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$638,030
2025	2,525,611
2026	1,801,360
2027	1,448,750
2028	1,254,161
Thereafter	14,039,082
Total estimated amortization expense	$21,706,994

There were no impairment charges related to other intangible assets incurred during the nine months ended September 30, 2024 and 2023, respectively.

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

On April 1, 2024, GameSquare Holdings, Inc. leased a building in Culver City, CA, which it later assigned to Faze Media Inc. on May 15, 2024. The lease has an original lease period expiring in March 2027. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023
Operating lease expense	229,509	135,772	501,052	407,315	271,543	271,543
Variable lease expense	105,513	64,449	230,023	196,498	124,510	132,049
Total operating lease costs	335,022	200,221	731,075	603,813	396,053	403,592

As of September 30, 2024, the remaining lease-term and discount rate on the Frisco, TX lease was 4.6 years and 8.3%, respectively. As of September 30, 2024, the remaining lease-term and discount rate on the Culver City, CA lease was 2.5 years and 7.0%, respectively.

Maturities of the lease liability are as follows:

Remainder of 2024	$229,251
2025	932,475
2026	937,632
2027	643,764
2028	545,808
Thereafter	181,936
Total lease payments	3,470,866
Less: Interest	(495,027)
Total lease liability	$2,975,839

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

As of September 30, 2024, the outstanding principal, and unpaid accrued interest, on the LOC was $4.3 million. During the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $0.7 million and $0.1 million, respectively, on the outstanding LOC principal balance.

8. Convertible debt

Yorkville CD and SEPA

On July 8, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), pursuant to which the Company has the right to sell to Yorkville up to $20.0 million of its shares of common stock, par value $0.0001 per share, subject to certain limitations and conditions set forth in the SEPA.

Each advance the Company requests in writing to Yorkville under the SEPA may be for a number of shares of common stock up to the greater of (i) 500,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the common stock during the five trading days immediately prior to the date the Company requests each advance. The shares of common stock purchased pursuant to an advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the advance notice.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA or (ii) the date on which the Company shall have made full payment of advances pursuant to the SEPA.

In connection with the execution of the SEPA, the Company paid a diligence fee in cash to Yorkville in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $200,000 to Yorkville, payable as follows: (i) $100,000 payable within three days of the date of the SEPA, in the form of the issuance of 80,000 shares of common stock, and (ii) $100,000 payable on the three-month anniversary of the date of the SEPA, payable in either cash or in the form of an advance.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Yorkville CD”), an aggregate principal amount of up to $6.5 million, which was funded on July 8, 2024. The purchase price for the Yorkville CD was 93.0% of the principal amount or $6.045 million. Interest shall accrue on the outstanding balance of the Yorkville CD at an annual rate equal to 0%, subject to an increase to 18% upon an event of default. The maturity date of the Yorkville CD will be 12 months after the issuance date. Yorkville may convert the convertible debenture into shares of common stock at any time at a conversion price equal to the lower of (i) $1.375 (the “Fixed Price”) or (ii) a price per share equal to 93% of the lowest daily VWAP during the seven consecutive trading days immediately prior to the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.25 per share. Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Yorkville CD at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 7% prepayment premium.

At any time during the term that there is a balance outstanding under the Yorkville CD, Yorkville may convert an amount that shall not exceed during any calendar month period, the greater of (i) an amount equal to 15% of the product of (A) the average of the daily traded amount on each trading day during such period and (B) the VWAP for such trading day, and (ii) $750,000.

King Street CD

On June 21, 2024, the Company received a notice from King Street Partners LLC (“King Street”), the holder of a 12.75% convertible debenture with a principal amount of $5.8 million dated December 29, 2023. The notice objected to the Company’s ability to maintain its 51% economic interest in FaZe Media, Inc. and other related matters.

As a result, King Street requested the immediate repayment of the full principal amount, along with any premiums and accrued interest.

On October 1, 2024, the Company entered into a Settlement and Release Agreement with King Street pertaining to the King Street convertible debenture.

The outstanding balances due under King Street convertible debenture were paid in full on July 10, 2024, including $5.7 million principal and unpaid accrued interest. On October 1, 2024, the Company entered into a settlement and release agreement with King Street, whereby an additional $200,000 was negotiated to be paid to King Street, $150,000 in cash and $50,000 in the Company’s common stock.

Outstanding at September 30, 2024

As of September 30, 2024, the Company has two convertible debt instruments: a $1.3 million convertible debenture issued to Three Curve Capital LP (“Three Curve CD”) and a $6.4 million convertible debenture issued to Yorkville. The $5.7 million convertible debenture issued to King Street Partners LLC (“King Street CD”) was extinguished on July 10, 2024. The Company elected the FVO for recognition of the Three Curve CD, Yorkville CD and King Street CD as permitted under ASC 825.

(a) King Street CD

The King Street CD was paid in full on July 10, 2024, including $5.7 million principal and unpaid accrued interest. Key terms of the King Street CD prior to the repayment include (a) a maturity date of December 29, 2025, (b) an interest rate of 12.75% per annum, and (c) is convertible at the holder’s option into common shares of Company at a price of $3.04 per share (subject to standard anti-dilution provisions). The Company recognized a gain on extinguishment of debt of $0.3 million on July 10, 2024 in connection with the paydown and write-off of the King Street CD, and is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The gain is presented net of the day one loss on issuance of the Yorkville CD (see Note 8(c)).

The fair value of the King Street CD was estimated using the binomial lattice model with the below assumptions:

	July 8, 2024	December 31, 2023
Share price	$1.20	$1.78
Conversion price	$3.04	$5.00
Term, in years	1.50	2.00
Interest rate	12.75%	12.75%
Expected volatility	105.00%	110.00%
Risk-free interest rate	4.90%	4.23%
Expected dividend yield	0%	0%

(b) Three Curve CD

Key terms of the Three Curve CD include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	September 30, 2024	December 31, 2023
Share price	$0.73	$1.78
Conversion price	$4.40	$4.40
Term, in years	0.92	1.67
Interest rate	7%	7%
Expected volatility	105.00%	115.00%
Risk-free interest rate	4.05%	4.42%
Expected dividend yield	0%	0%

(c) Yorkville CD

Key terms of the Yorkville CD include (a) a maturity date of July 8, 2025, (b) an interest rate of 0% per annum and (c) a conversion price equal to the lower of (i) $1.375 per common share or (ii) a price per common share equal to 93% of the lowest daily VWAP during the seven consecutive trading days immediately prior to the conversion date, but which shall not be lower than the $0.25 per share. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD, and is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD (see Note 8(a)). In addition, on August 26, 2024, $100 thousand principal Yorkville CD, with a fair value of $108 thousand, was converted into 103,594 common shares. The outstanding principal balance as of September 30, 2024 on the Yorkville CD was $6.4 million.

The fair value of the Yorkville CD was estimated using the binomial lattice model with the below assumptions:

	September 30, 2024	July 8, 2024
Share price	$0.73	$1.26
Conversion price	7% discount to market	7% discount to market
Term, in years	0.77	1.00
Interest rate	0.00%	0.00%
Expected volatility	105.00%	105.00%
Risk-free interest rate	4.16%	4.99%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	King Street CD	Total
Balance, December 31, 2023	$1,507,236	$-	$6,669,692	$8,176,928
Interest expense	65,685	-	387,429	453,114
Interest payments	-	-	(391,481)	(391,481)
Principal payments	-	-	(5,800,000)	(5,800,000)
Early redemption premium	-	-	(200,000)	(200,000)
Issuance of convertible debt	-	6,045,000	-	6,045,000
Gain on extinguishment of debt	-	-	(329,703)	(329,703)
Day one loss on issuance of debt	-	1,361,773	-	1,361,773
Conversion of debt	-	(107,527)	-	(107,527)
Change in fair value(1)	(21,885)	-	(335,937)	(357,822)
Balance, September 30, 2024	$1,551,036	$7,299,246	$-	$8,850,282

Contractual principal balances outstanding:
As of December 31, 2023	$1,250,000	$-	$5,800,000	$7,050,000
As of September 30, 2024	$1,250,000	$6,400,000	$-	$7,650,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

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

During the nine months ended September 30, 2024, the Company issued 1,086,559 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 11(b)).

On August 26, 2024, 103,594 common shares were issued in connection with conversion of $100 thousand in principal under the Yorkville CD with a fair value of $108 thousand.

On September 4, 2024, 80,000 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (first half of the SEPA commitment fee).

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

During the nine months ended September 30, 2023, the Company issued 125,148 common shares from the exercise of RSUs under its equity incentive plan (see Note 11(b)).

10. Net loss per share

As the Company incurred a net loss for the three and nine months ended September 30, 2024 and 2023, the inclusion of certain Options, unvested stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three and nine months ended September 30,
	2024	2023
Options and RSUs outstanding	2,448,725	1,339,802
Warrants outstanding	1,978,481	1,635,802
Shares issuable upon conversion of convertible debt	9,711,104	406,042
Total	14,138,310	3,381,646

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

(a) Options

The following is a summary of Options outstanding as of September 30, 2024 and December 31, 2023, and changes during the nine months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	416,621	$19.34	2.96	$-
Outstanding at September 30, 2024	416,621	$19.34	2.21	$-
Exercisable at September 30, 2024	411,457	$19.50	2.13	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Acquisition of FaZe	1,196,759	2.92
Outstanding at September 30, 2024	1,446,578	$3.32	8.58	$-
Exercisable at September 30, 2024	1,413,607	$3.34	8.64	$-

See Note 4 for a summary of the significant valuation inputs used to value options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $34 thousand and $341 thousand for the nine months ended September 30, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on September 30, 2024, and December 31, 2023, and changes during the nine months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2023	664,597	$3.71
Acquisition of FaZe	595,175	1.39
Granted	412,313	1.34
Exercised	(1,086,559)	2.06
Outstanding at September 30, 2024	585,526	$2.74

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date (see Note 4).

Shared-based compensation expense related to the vesting of RSU’s was $1.3 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

12. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the nine months ended September 30, 2024:

Amount
Balance, December 31, 2023	$102,284
Change in fair value	(79,382)
Foreign exchange	(2,297)
Balance, September 30, 2024	$20,605

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	September 30, 2024	December 31, 2023
Share price	CAD$0.99	CAD$2.91
Term, in years	3.00	0.39 - 4.00
Exercise price	CAD$9.68	CAD$6.29 - $30.00
Expected volatility	105.00%	90.00%
Risk-free interest rate	2.69%	4.25% - 5.45%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The following is a summary of liability-classified warrants outstanding as of September 30, 2024, and December 31, 2023, and changes during the nine months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2023	757,911	$22.61
Warrants expired	(633,981)	25.14
Outstanding, September 30, 2024	123,930	$9.68

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

The following is a summary of equity-classified warrants outstanding as of September 30, 2024, and December 31, 2023, and the changes during the nine months then ended:

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2023	877,891	$60.00
Warrants expired	(877,891)	60.00
PIPE Financing	1,079,136	1.55
Acquisition of FaZe	775,415	87.85
Outstanding, September 30, 2024	1,854,551	$37.63

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

On June 21, 2024, the Company received a notice from King Street Partners LLC (“King Street”), the holder of a 12.75% Convertible Senior Secured Note with a principal amount of $5,800,000 dated December 29, 2023. The notice objected to the Company’s ability to maintain its 51% economic interest in FaZe Media, Inc. and other related matters.

As a result, King Street requested the immediate repayment of the full principal amount, along with any premiums and accrued interest.

On October 1, 2024, the Company entered into a Settlement and Release Agreement with King Street pertaining to the King Street Note.

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

15. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of September 30, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Nine months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$25,254,085	$-	$25,254,085
Agency	1,127,737	7,163,052	-	8,290,789
SaaS + Advertising	-	36,862,933	2,320,608	39,183,541
Total Revenue	1,127,737	69,280,070	2,320,608	72,728,415
Cost of sales
Teams	-	19,963,971	-	19,963,971
Agency	866,543	4,875,642	-	5,742,185
SaaS + Advertising	-	33,885,469	267,318	34,152,787
Total Cost of sales	866,543	58,725,082	267,318	59,858,943
Gross profit
Teams	-	5,290,114	-	5,290,114
Agency	261,194	2,287,410	-	2,548,604
SaaS + Advertising	-	2,977,464	2,053,290	5,030,754
Total Gross profit	$261,194	$10,554,988	$2,053,290	$12,869,472

	Nine months ended September 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$2,373,925	$6,174,789	$-	$8,548,714
SaaS + Advertising	-	15,687,429	1,417,268	17,104,697
Total Revenue	2,373,925	21,862,218	1,417,268	25,653,411
Cost of sales
Agency	1,981,432	4,278,967	-	6,260,399
SaaS + Advertising	-	12,657,862	156,447	12,814,309
Total Cost of sales	1,981,432	16,936,829	156,447	19,074,708
Gross profit
Agency	392,493	1,895,822	-	2,288,315
SaaS + Advertising	-	3,029,567	1,260,821	4,290,388
Total Gross profit	$392,493	$4,925,389	$1,260,821	$6,578,703

	Three months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$9,412,494	$-	$9,412,494
Agency	398,153	2,912,310	-	3,310,463
SaaS + Advertising	-	12,950,503	739,766	13,690,269
Total Revenue	398,153	25,275,307	739,766	26,413,226
Cost of sales
Teams	-	7,431,458	-	7,431,458
Agency	332,445	1,176,887	-	1,509,332
SaaS + Advertising	-	12,130,954	99,370	12,230,324
Total Cost of sales	332,445	20,739,299	99,370	21,171,114
Gross profit
Teams	-	1,981,036	-	1,981,036
Agency	65,708	1,735,423	-	1,801,131
SaaS + Advertising	-	819,549	640,396	1,459,945
Total Gross profit	$65,708	$4,536,008	$640,396	$5,242,112

	Three months ended September 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$965,377	$1,864,942	$-	$2,830,319
SaaS + Advertising	-	7,916,038	755,089	8,671,127
Total Revenue	965,377	9,780,980	755,089	11,501,446
Cost of sales
Agency	812,018	1,611,598	-	2,423,616
SaaS + Advertising	-	6,480,115	85,975	6,566,090
Total Cost of sales	812,018	8,091,713	85,975	8,989,706
Gross profit
Agency	153,359	253,344	-	406,703
SaaS + Advertising	-	1,435,923	669,114	2,105,037
Total Gross profit	$153,359	$1,689,267	$669,114	$2,511,740

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	September 30, 2024	December 31, 2023
USA	$448,404	$2,456,563
United Kingdom	1,429	1,814
Spain	5,857	6,256
Total	$455,690	$2,464,633

16. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$293,445	$293,445
Liabilities:
Warrant liability	-	-	20,605	20,605
Arbitration reserve	176,416	-	-	176,416
Convertible debt	-	-	8,850,282	8,850,282

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	102,284	102,284
Arbitration reserve	428,624	-	-	428,624
Convertible debt	-	-	8,176,928	8,176,928

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

The Company recognized a pretax net loss of $1.4 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively, and $0 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the nine months ended September 30, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million. The pretax net loss of $2.7 million for the nine months ended September 30, 2023, includes revenue of $9.6 million, cost of revenue of $5.8 million, and operating expenses of 6.5 million.

Complexity had amortization and depreciation of $0.2 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

18. Subsequent events

Convertible Note Issuance

On November 13, 2024, GameSquare, FaZe Media Holdings, LLC, a Delaware corporation an indirectly wholly owned subsidiary of GameSquare (“GameSquare SPV” and together with GameSquare, the “GameSquare Parties”), Faze Media, Inc., a Delaware corporation (“Faze Media”), and Gigamoon Media LLC, a Delaware limited liability company (“Gigamoon”, and together with Faze Media, the “Faze Parties”), entered into a Note Purchase Agreement (the “Purchase Agreement”), pursuant to which the GameSquare Parties agreed to issue, jointly and severally, in two separate closings: (i) a senior secured promissory note in the principal amount of $3,250,000 to Faze Media (the “Promissory Note”) and (ii) a senior secured convertible promissory note in the principal amount of $10,000,000 to Gigamoon (the “Convertible Note” and together with the Promissory Note, the “Notes”).

The Promissory Note was issued as of November 13, 2024 (the “Initial Closing”) and bears an interest rate of 7.5% per annum, which automatically shall be increased to 10.0% in the event of an event of default. The Promissory Note matures and all principal and accrued interest thereon becomes due and payable as of the earliest of: (i) November 13, 2029, (ii) the acceleration of the Promissory Note in an event of default, and (iii) the date of the holder of the Promissory Note’s demand, solely to the extent made after December 15, 2024, at a time when the Second Closing (as defined below) (such date, the “Promissory Maturity Date”). The GameSquare Parties may prepay in whole or in part, at any time, the unpaid principal amount of the Promissory Note without any penalty. Upon the occurrence of the Second Closing (as defined below), the Promissory Note provides for the mandatory repayment of the entire principal balance of the Promissory Note, together with all accrued and unpaid interest thereon, with such repayment to be made with the proceeds received by the GameSquare Parties at the Second Closing.

Pursuant to the terms of the Purchase Agreement and the Notes, on or about December 15, 2024, and contingent on certain closing conditions set forth in therein, the GameSquare Parties agreed to issue the Convertible Note to Gigamoon in exchange for gross proceeds of $10,000,000. As discussed above, upon the completion of the Second Closing and the issuance of the Convertible Note, the Promissory Note shall become automatically and immediately due, and the GameSquare Parties have agreed to use a portion of the proceeds of the Second Closing to repay all amounts outstanding and due under the Promissory Note.

The Convertible Note will bear an interest rate of 7.5% per annum, which automatically shall be increased to 10.0% in the event of an event of default. The Convertible Note shall have a maturity date of five years from the issuance of the Convertible Note, unless earlier accelerated upon the occurrence of an event of default upon the election of the holder of the Convertible Note (the “Convertible Maturity Date”). Interest shall accrue as of the issuance date of Convertible Note and shall be payable by the GameSquare Parties on (i) each anniversary of such issuance date, and (ii) the earlier of (x) the Convertible Maturity Date and (y) the conversion or exchange of the Convertible Note pursuant to the terms thereof. The GameSquare Parties shall pay all interest payments payable under the Convertible Note by issuing to the holder shares of Common Stock of GameSquare (“Common Stock”) equal to the quotient of (A) the aggregate amount of any accrued and unpaid interest as of such payment date, and (B) the applicable Conversion Price.

At the option of the holder, at any time on or after December 31, 2025, or upon an event of default or certain change of control events, the Convertible Note either (i) be converted into such number of shares of Common Stock (the “Conversion Shares”) equal to the outstanding principal amount plus all accrued and unpaid interest at a conversion price equal to $2.50 per share, subject to adjustments as set forth therein (the “Conversion Price”), or (ii) be exchanged for the 5,725,000 shares of Series A-1 Preferred Stock of FaZe Media held by GameSquare SPV (the “FaZe Media Shares”). The Conversion Price is subject to antidilution protection and certain exceptions upon any subsequent transaction at a price lower than the Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events. The Convertible Note may not be repaid by any GameSquare Party without the prior written consent of the holder.

In the event the Convertible Note is exchanged for the FaZe Media Shares, the GameSquare Parties and the FaZe Parties agree that, in addition to the transfer to the holder all of the GameSquare Parties’ right, title and interest in and to the FaZe Media Shares, GameSquare and FaZe Media will enter into an amendment to that certain trademark and license agreement, dated as of May 15, 2024, to, among other things, grant GameSquare a perpetual license to certain licensed marks set forth therein.

The Convertible Note may not be converted and shares of Common Stock may not be issued under the Convertible Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding Common Stock. In addition to the beneficial ownership limitations in the Convertible Note, the sum of the number of shares of Common Stock that may be issued under the Convertible Note is limited to 19.99% of the outstanding Common Stock (the “Exchange Cap”), unless stockholder approval (“Stockholder Approval”) is obtained by the Company to issue more than the Exchange Cap.

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions.

The gross proceeds to the Company from the Initial Closing before expenses were $3,250,000.00. The Company intends to use the net proceeds from the Initial Closing to repay certain existing obligations and for working capital and general corporate purposes.

The offer and sale of the Convertible Note pursuant to the Purchase Agreement will be made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. Such offer and sale will be made only to “accredited investors” under Rule 501 of Regulation D promulgated under the Securities Act, and without any form of general solicitation and with full access to any information requested by such investors regarding the Company or the securities offered and issued in the issuance.

Standstill Agreement with Yorkville

On November 5, 2024, GameSquare Holdings, Inc. (the “Company”) entered into a Standstill and Repayment Agreement (the “Standstill Agreement”) with YA II PN, Ltd. (the “Holder”).

Under the Standstill Agreement, the Holder agrees that until November 30, 2024 (the “Standstill Period”), Holder shall not sell the 640,000 shares (the “Issued Shares”) of the Company’s common stock the Holder currently holds which were acquired by the Holder pursuant to its rights under the Standby Equity Purchase Agreement between Holder and the Company dated July 8, 2024 (the “SEPA”) and the Convertible Promissory Note between Holder and the Company dated July 8, 2024 (the “Note”) issued thereunder.

During the Standstill Period, the Company may purchase or arrange for third parties to purchase directly from Holder all or a portion of the Issued Shares held by Holder, at the then current market price of the Company’s shares, provided that such market price is at least $0.70 per share. If the Company or a suitable third party do not purchase all of the Issued Shares from the Holder, then the Company shall make a payment to the Holder in an amount equal to the number of unsold Issued Shares held by the Holder as of the last day of the Standstill Period multiplied by the difference between the closing price of the Company’s shares as of the last day of the Standstill Period and $0.70 per share.

In exchange for the Holder’s performance under the Standstill Agreement, the Company will make cash payments to Holder in the amount of $1,900,000 (the “Redemption Amount”), payable in installments as set forth in the Standstill Agreement, 93% of which will be applied to reduction of the principal balance under the Note, and the remaining 7% to the applicable redemption premium.

Notwithstanding the forgoing, the Holder may sell the Issued Shares during the Standstill Period, (i) at any time after the occurrence of an event of default (as defined in the Note and SEPA), (ii) if at any time the Company has failed to pay any installment payment of the required Redemption Amount to the Holder, or (iii) at any time provided such sales are at a price per share of at least $1.00 per share.

Also under the Standstill Agreement, the Holder agrees that until December 31, 2024 (the “Conversion Standstill Period”), (a) the Holder may not convert any portion of the outstanding amount of principal under the Note into common shares of the Company and will not deliver any conversion notices under the Note to the Company, (b) the Holder may not issue any investor notices under the SEPA to Company, and (c) the Company will not submit any advance notices under the SEPA to the Holder. The limitations set forth in (a) and (b) of this paragraph shall not apply (i) any time after the occurrence of an event of default (as defined in the Note and SEPA), (ii) if at any time the Company has failed to pay any installment payment of the required Redemption Amount to the Holder, or (iii) if waived in writing by the Company.

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

Frankly Media

Frankly Media provides comprehensive advertising products and services, including direct sales and programmatic ad support.

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

King Street CD

On June 21, 2024, the Company received a notice from King Street Partners LLC (“King Street”), the holder of a 12.75% Convertible Senior Secured Note with a principal amount of $5,800,000 dated December 29, 2023. The notice objected to the Company’s ability to maintain its 51% economic interest in FaZe Media, Inc. and other related matters.

As a result, King Street requested the immediate repayment of the full principal amount, along with any premiums and accrued interest.

On October 1, 2024, the Company entered into a Settlement and Release Agreement with King Street pertaining to the King Street Note.

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

On June 17, 2024, the Company entered into an agreement to sell 5,725,000 of its 11,450,000 shares of Series A-1 Preferred Stock of Faze Media to M40A3 LLC (“M4”) in exchange for $9.5 million (the “Secondary SPA”). The first 2,862,500 share tranche was issued on June 17, 2024 for consideration of $4.75 million and the remaining 2,862,500 was issued on August 15, 2024 for consideration of $4.75 million.

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

As a result of the above transactions, the Company recorded a non-controlling interest in Faze Media, Inc. of $20,500,000, the sum of cash consideration received, within the consolidated statements of stockholders’ equity.

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

The following is a summary of the Company’s financial performance highlights for the three and nine months ended September 30, 2024 and 2023. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Nine months ended September 30,
	2024	2023	Variance
Revenue	$72,728,415	$25,653,411	$47,075,004
Cost of revenue	59,858,943	19,074,708	40,784,235
Gross profit	12,869,472	6,578,703	6,290,769
Operating expenses:
General and administrative	18,233,771	11,605,255	6,628,516
Selling and marketing	6,856,774	3,947,100	2,909,674
Research and development	2,370,927	1,100,791	1,270,136
Depreciation and amortization	2,513,882	1,295,669	1,218,213
Restructuring charges	506,829	386,620	120,209
Other operating expenses	3,375,360	2,186,916	1,188,444
Total operating expenses	33,857,543	20,522,351	13,335,192
Loss from continuing operations	(20,988,071)	(13,943,648)	(7,044,423)
Other income (expense), net:
Interest expense	(681,491)	(354,561)	(326,930)
Change in fair value of convertible debt carried at fair value	357,822	541,136	(183,314)
Change in fair value of warrant liability	79,382	1,844,094	(1,764,712)
Arbitration settlement reserve	252,208	951,878	(699,670)
Other income (expense), net	(4,066,022)	(189,307)	(3,876,715)
Total other income (expense), net	(5,090,171)	2,793,240	(7,883,411)
Loss from continuing operations before income taxes	(26,078,242)	(11,150,408)	(14,927,834)
Income tax benefit	-	16,496	(16,496)
Net loss from continuing operations	(26,078,242)	(11,133,912)	(14,944,330)
Net income (loss) from discontinued operations	1,349,738	(2,347,244)	3,696,982
Net loss	(24,728,504)	(13,481,156)	(11,247,348)
Net income attributable to non- controlling interest	2,369,533	-	2,369,533
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(22,358,971)	$(13,481,156)	$(8,877,815)

	Three months ended September 30,
	2024	2023	Variance
Revenue	$26,413,226	$11,501,446	$14,911,780
Cost of revenue	21,171,114	8,989,706	12,181,408
Gross profit	5,242,112	2,511,740	2,730,372
Operating expenses:
General and administrative	6,180,523	4,734,909	1,445,614
Selling and marketing	2,202,182	1,465,378	736,804
Research and development	804,258	439,822	364,436
Depreciation and amortization	803,687	571,972	231,715
Restructuring charges	382,983	92,334	290,649
Other operating expenses	1,287,223	688,935	598,288
Total operating expenses	11,660,856	7,993,350	3,667,506
Loss from continuing operations	(6,418,744)	(5,481,610)	(937,134)
Other income (expense), net:
Interest expense	(54,106)	(209,237)	155,131
Change in fair value of convertible debt carried at fair value	(98,937)	86,127	(185,064)
Change in fair value of warrant liability	26,482	133,216	(106,734)
Arbitration settlement reserve	113,583	212,234	(98,651)
Other income (expense), net	(478)	(227,201)	226,723
Total other income (expense), net	(1,045,526)	(4,861)	(1,040,665)
Loss from continuing operations before income taxes	(7,464,270)	(5,486,471)	(1,977,799)
Income tax benefit	-	11,469	(11,469)
Net loss from continuing operations	(7,464,270)	(5,475,002)	(1,989,268)
Net income (loss) from discontinued operations	(145)	423,303	(423,448)
Net loss	(7,464,415)	(5,051,699)	(2,412,716)
Net income attributable to non- controlling interest	1,979,943	-	1,979,943
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(5,484,472)	$(5,051,699)	$(432,773)

Revenue

The following tables disaggregate revenue by revenue stream and geographic region for the three and nine months ended September 30, 2024, and 2023.

	Nine months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$25,254,085	$-	$25,254,085
Agency	1,127,737	7,163,052	-	8,290,789
SaaS + Advertising	-	36,862,933	2,320,608	39,183,541
Total Revenue	1,127,737	69,280,070	2,320,608	72,728,415
Cost of sales
Teams	-	19,963,971	-	19,963,971
Agency	866,543	4,875,642	-	5,742,185
SaaS + Advertising	-	33,885,469	267,318	34,152,787
Total Cost of sales	866,543	58,725,082	267,318	59,858,943
Gross profit
Teams	-	5,290,114	-	5,290,114
Agency	261,194	2,287,410	-	2,548,604
SaaS + Advertising	-	2,977,464	2,053,290	5,030,754
Total Gross profit	$261,194	$10,554,988	$2,053,290	$12,869,472

	Nine months ended September 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$2,373,925	$6,174,789	$-	$8,548,714
SaaS + Advertising	-	15,687,429	1,417,268	17,104,697
Total Revenue	2,373,925	21,862,218	1,417,268	25,653,411
Cost of sales
Agency	1,981,432	4,278,967	-	6,260,399
SaaS + Advertising	-	12,657,862	156,447	12,814,309
Total Cost of sales	1,981,432	16,936,829	156,447	19,074,708
Gross profit
Agency	392,493	1,895,822	-	2,288,315
SaaS + Advertising	-	3,029,567	1,260,821	4,290,388
Total Gross profit	$392,493	$4,925,389	$1,260,821	$6,578,703

	Three months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$9,412,494	$-	$9,412,494
Agency	398,153	2,912,310	-	3,310,463
SaaS + Advertising	-	12,950,503	739,766	13,690,269
Total Revenue	398,153	25,275,307	739,766	26,413,226
Cost of sales
Teams	-	7,431,458	-	7,431,458
Agency	332,445	1,176,887	-	1,509,332
SaaS + Advertising	-	12,130,954	99,370	12,230,324
Total Cost of sales	332,445	20,739,299	99,370	21,171,114
Gross profit
Teams	-	1,981,036	-	1,981,036
Agency	65,708	1,735,423	-	1,801,131
SaaS + Advertising	-	819,549	640,396	1,459,945
Total Gross profit	$65,708	$4,536,008	$640,396	$5,242,112

	Three months ended September 30, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Agency	$965,377	$1,864,942	$-	$2,830,319
SaaS + Advertising	-	7,916,038	755,089	8,671,127
Total Revenue	965,377	9,780,980	755,089	11,501,446
Cost of sales
Agency	812,018	1,611,598	-	2,423,616
SaaS + Advertising	-	6,480,115	85,975	6,566,090
Total Cost of sales	812,018	8,091,713	85,975	8,989,706
Gross profit
Agency	153,359	253,344	-	406,703
SaaS + Advertising	-	1,435,923	669,114	2,105,037
Total Gross profit	$153,359	$1,689,267	$669,114	$2,511,740

Key Components and Comparison of Results of Operations

Nine months ended September 30, 2024 and 2023

Revenue

Revenues for the nine months ended September 30, 2024, were $72.7 million, in comparison to $25.7 million for the same period in 2023. The increase was primarily related to the acquisition of Engine on April 11, 2023 and the acquisition of FaZe on March 7, 2024.

Team Revenue

Teams revenue for the nine months ended September 30, 2024, was $25.3 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue is this operating segment in the prior year period.

Agency Revenue

Agency revenue for the nine months ended September 30, 2024, was $8.3 million, in comparison to $8.5 million for the same period in 2023. The variance was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the nine months ended September 30, 2024, was $39.2 million, in comparison to $17.1 million for the same period in 2023. The increase was related to our acquisition of Engine on April 11, 2023. As such, there is only two quarters of SaaS + Advertising revenue for this operating segment in the prior year period. The large increase in revenue is also due to significant growth derived primarily from programmatic advertising year over year.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024, was $59.9 million, in comparison to $19.1 million for the same period in 2023. The increase was primarily related to an increase in revenue associated with the acquisitions of FaZe and Engine discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the nine months ended September 30, 2024, was $18.2 million, in comparison to $11.6 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Selling and marketing

Selling and marketing expenses for the nine months ended September 30, 2024, was $6.9 million, in comparison to $3.9 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Research and development

Research and development expenses for the nine months ended September 30, 2024, was $2.4 million, in comparison to $1.1 million for the same period in 2023. The increase was the result of an increase in expenses from the operations of Engine that were included in the 2023 period from April 11, 2023 forward.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2024, was $2.5 million, in comparison to $1.3 million for the same period in 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above and the related long-lived assets and intangible assets acquired in connection with these acquisitions.

Restructuring charges

Restructuring charges for the nine months ended September 30, 2024, were $0.5 million, in comparison to $0.4 million for the same period in 2023. The variance was not significant.

Other operating expenses

Other operating expenses for the nine months ended September 30, 2024, was $3.4 million, in comparison to $2.2 million for the same period in 2023. Other operating expenses between the quarters consisted primarily of transaction related expenses. The increase was primarily related to additional transaction activities in the 2024 period. The 2024 period included transaction costs associated with the acquisition of FaZe, the disposal of Complexity, the Faze Media Inc. asset contribution and the Franky Media asset disposal, while the 2023 period only included transaction costs associated with the acquisition of Engine.

Other income and expenses

Interest expense

Interest expense for the nine months ended September 30, 2024, was $0.7 million, in comparison to $0.4 million for the same period in 2023. The increase was primarily related interest expense on convertible debt acquired in connection with the acquisition of Engine and line of credit that was closed in September 2023. We did not have comparable debt instruments outstanding for all of the comparative period.

Loss on extinguishment of debt

Loss on extinguishment of debt for the nine months ended September 30, 2024, was $1.0 million, in comparison to $0 for the same period in 2023. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the nine months ended September 30, 2024, was $0.4 million, in comparison to 0.5 million for the same period in 2023. Prior to the Engine acquisition, we did not have any convertible debt. The change represents adjusting the convertible debt to fair value at the end of the reporting period, primarily driven by changes in our share price.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the nine months ended September 30, 2024, was $0.1 million, in comparison to $1.8 million for the same period in 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price. The large reduction in gain is primarily driven by the expiration of the majority of the liability measured warrants, and therefore the change in fair value over the current period is not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the nine months ended September 30, 2024, was $0.3 million, in comparison to $1.0 million for the same period in 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price.

Other income (expense), net

Other income (expense) for the nine months ended September 30, 2024, was $(4.1) million, in comparison to $(0.2) million for the same period in 2023. Other expense in the current period is primarily related to loss incurred of $3.8 million on the disposal of Frankly Media remaining SaaS assets which closed on May 31, 2024. No such loss was incurred in the prior period.

Income tax benefit

There was no income tax benefit for the nine months ended September 30, 2024, in comparison to $16 thousand for the same period in 2023. The change was trivial between the two periods and relates to change in deferred tax liabilities.

Net income (loss) from discontinued operations

Net income from discontinued operations for the nine months ended September 30, 2024, was $1.3 million, in comparison to a net loss of $2.3 million for the same period in 2023. The increase was primarily related to gain on disposal of Complexity of $3.0 million in the 2024 period partially offset by net loss from operations of Complexity of $1.4 million as compared to a net loss from operations of Complexity of $2.7 million in the 2023 period.

Three months ended September 30, 2024 and 2023

Revenue

Revenues for the three months ended September 30, 2024, were $26.4 million, in comparison to $11.5 million for the same period in 2023. The increase was primarily related to the acquisition of FaZe on March 7, 2024 along with the large increase in programmatic advertising revenue at Frankly.

Team Revenue

Teams revenue for the three months ended September 30, 2024, was $9.4 million, in comparison to $0 for the same period in 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue for this operating segment in the prior year period.

Agency Revenue

Agency revenue for the three months ended September 30, 2024, was $3.3 million, in comparison to $2.8 million for the same period in 2023.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the three months ended September 30, 2024, was $13.7 million, in comparison to $8.7 million for the same period in 2023. The increase was related to our acquisition of Engine on April 11, 2023. The large increase in revenue is due to significant growth derived primarily from programmatic advertising year over year.

Cost of Sales

Cost of sales for the three months ended September 30, 2024, was $21.2 million, in comparison to $9.0 million for the same period in 2023. The increase was primarily related to an increase in revenue associated with the acquisition of FaZe and Frankly discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended September 30, 2024, was $6.2 million, in comparison to $4.7 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above. Faze was not part of the prior year comparable results.

Selling and marketing

Selling and marketing expenses for the three months ended September 30, 2024, was $2.2 million, in comparison to $1.5 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above. Faze was not part of the prior year comparable results.

Research and development

Research and development expenses for the three months ended September 30, 2024, was $0.8 million, in comparison to $0.4 million for the same period in 2023. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2024, was $0.8 million, in comparison to $0.6 million for the same period in 2023. The increase was primarily related to our acquisition of Faze as discussed above and the related long-lived assets and intangible assets acquired in connection with the acquisition.

Other operating expenses

Other operating expenses for the three months ended September 30, 2024, was $1.3 million, in comparison to $0.7 million for the same period in 2023. Other operating expenses between the quarters consisted solely of transaction related expenses. The variance between the periods was not significant.

Other income and expenses

Interest expense, net

Interest expense, net for the three months ended September 30, 2024, was $0.1 million, in comparison to $0.2 million for the same period in 2023. The variance between the periods was not significant.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended September 30, 2024, was $1.0 million, in comparison to $0 for the same period in 2023. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended September 30, 2024, was $(0.1) million, in comparison to $0.1 million for the same period in 2023. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended September 30, 2024, was $26 thousand, in comparison to $0.1 million for the same period in 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended September 30, 2024, was $0.1 million, in comparison to $0.2 million for the same period in 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price. The variance between the periods was not significant.

Other income (expense), net

Other income (expense) for the three months ended September 30, 2024, was $0, in comparison to $(0.2) million for the same period in 2023. The variance between the periods was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months ended September 30, 2024, was $0, in comparison to a net income of $0.4 million for the same period in 2023. The decrease in net income was due to net loss from operations of Complexity of $0 in the current period (disposed of on March 1, 2024) as compared to a net loss from operations of Complexity of $0.1 million in the 2023 period. The 2023 period also included net income of $0.5 million from the operations of Winview, which was driven by income recognized in connection with a patent legal settlement wherein Winview legal fees were forgiven.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(7,464,415)	$(5,051,699)	$(24,728,504)	$(13,481,156)
Interest expense	54,106	209,237	681,491	354,561
Income tax benefit	-	(11,469)	-	(16,496)
Amortization and depreciation	803,687	571,972	2,513,882	1,295,669
Share-based payments	267,117	405,907	1,288,484	1,288,292
Transaction costs	1,287,223	688,935	3,417,687	2,186,916
Arbitration settlement reserve	(113,583)	(212,234)	(252,208)	(951,878)
Restructuring costs	382,983	92,334	506,829	386,620
Legal settlement	-	3,381	-	187,105
Loss on extinguishment of debt	1,032,070	-	1,032,070	-
Change in fair value of contingent consideration	-	-	(42,327)	-
Change in fair value of warrant liability	(26,482)	(133,216)	(79,382)	(1,844,094)
Change in fair value of convertible debt carried at fair value	98,937	(86,127)	(357,822)	(541,136)
Gain on disposition of subsidiary	-	-	(3,009,891)	-
Loss on disposition of assets	-	-	3,764,474	-
Loss from discontinued operations	145	(423,303)	1,660,153	2,347,244
Net loss attributable to non-controlling interest	1,979,943	-	2,369,533	-
Net loss attributable to non-controlling interest (adjustment for NCI share of add backs to Adjusted EBITDA)	(467,632)	-	(467,632)	-
Adjusted EBITDA	$(2,165,901)	$(3,946,282)	$(11,703,163)	$(8,788,353)

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

As of September 30, 2024, cash and restricted cash totaled $11.2 million, compared to $3.0 million as of December 31, 2023.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of September 30, 2024, our principal sources of liquidity were our cash in the amount of $11.2 million, available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the PIPE Financing on March 7, 2024.

Operating Activities

Net cash used in operating activities was $25.4 million during the nine months ended September 30, 2024, compared with $10.2 million used in operating activities in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash provided by investing activities was $2.7 million for the nine months ended September 30, 2024.

Net cash provided by investing activities was $11.3 million for the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $30.4 million for the nine months ended September 30, 2024, which was primarily due to PIPE Financing on March 7, 2024 of $10 million and cash investments by non-controlling interests of Faze Media, Inc. of $20.5 million. Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2023.

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

Critical Accounting Policies

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

Software-as-a-service

The Company enters into license agreements with customers for its e-sports and gaming data platform (Stream Hatchet) and influencer marketing platform (SideQik). These license agreements, generally non-cancellable, without paying a termination penalty, and multiyear, provide the customer with the right to use the Company’s application solely on a Company-hosted platform. The license agreements also entitle the customer to technical support.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2024. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for three and nine months ended September 30, 2024, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 21, 2024, the Company received a notice from King Street Partners LLC (“King Street”), the holder of a 12.75% Convertible Senior Secured Note with a principal amount of $5,800,000 dated December 29, 2023. The notice objected to the Company’s ability to maintain its 51% economic interest in FaZe Media, Inc. and other related matters.

As a result, King Street requested the immediate repayment of the full principal amount, along with any premiums and accrued interest.

On October 1, 2024, the Company entered into a Settlement and Release Agreement with King Street pertaining to the King Street Note.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

GAMESQUARE HOLDINGS, INC.

FORM 10-Q

EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

10.1	Standby Equity Purchase Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).

10.2	Form of Convertible Promissory Note issued to YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).

10.3	Registration Rights Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2024).

10.4	Secondary Preferred Stock Purchase Agreement, dated as of June 17, 2024, by and among FaZe Media Holdings, LLC, M40A3 LLC, Gigamoon Media LLC, and FaZe Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.5	Standstill and Repayment Agreement by and between GameSquare Holdings, Inc. and YA II PN, Ltd., dated as of November 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from GameSquare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	November 14, 2024	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2024	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

