Form 10-K
period 2024-12-31
GameSquare Holdings, Inc.
filed 2025-04-15
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39389

GAMESQUARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-1946435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6775 Cowboys Way, Ste. 1335

Frisco, Texas, 75034 USA

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

The aggregate market value of the shares of GAME common stock held by non-affiliates of the registrant as of June 30, 2024 was $24,526,610 based on the closing price of $1.20 as reported by The Nasdaq Stock Market.

The number of shares outstanding of the Registrant’s common stock as of April 6, 2025 were:

GAME Common Stock 38,913,565

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GameSquare Holdings Inc. Annual

Report on Form 10-K

For the fiscal year ended December 31, 2024

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

Breakdown of Revenue Streams

The following table provides the breakdown for the main streams of revenue from continuing operations for the two most recently completed financial years:

Source of Revenue	Twelve-month period ended December 31, 2024	Twelve-month period ended December 31, 2023
Teams	$32,026,264	$-
Agency	$12,089,822	$11,520,901
SaaS + Advertising	$52,082,015	$29,782,480

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

Outlook

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to May 2024, the Company has completed five acquisitions and divested two non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

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

Human Capital Resources

As of April 1, 2025, the Company had approximately 132 employees globally. Of these employees, approximately 3 are located in Canada, 34 in Spain, 6 in United Kingdom, 9 in India, and 80 in the United States. None of the Company’s employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be strong and views its employees as an important competitive advantage.

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

Item 3. Legal Proceedings

Allinsports - In April 2020, Engine announced its renegotiation of the acquisition of Allinsports. The revised purchase agreement provided for the acquisition of 100% of Allinsports in exchange for the issuance of 241,666 common shares of the Engine and other considerations, including payments of $1,200,000 as a portion of the purchase consideration. In September 2020, Engine advised the shareholders of Allinsports that closing conditions of the transaction, including the requirement to provide audited financial statements, had not been satisfied.

In response, in November 2020, the shareholders of Allinsports commenced arbitration in Alberta, Canada seeking, among other things, to compel Engine to complete the acquisition of Allinsports without the audited financial statements, and to issue 241,666 common shares of Engine to those shareholders. As alternative relief, the shareholders of Allinsports sought up to $20.0 million in damages. A hearing in this matter was held in May of 2021, and by a decision dated September 30, 2021, the Arbitrator determined that the closing of the transaction had previously occurred and directed Engine to issue 241,666 common shares. In conjunction with completion of the Arrangement, the Company assumed this obligation to issue 241,666 common shares. The Company has not yet issued the shares and is pursuing relief against Allinsports shareholders for various alleged breaches of the share purchase agreement. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023, the closing date of the Arrangement. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

Promissory Note Recovery - By Order to Continue dated May 5, 2022, Engine was substituted in as the plaintiff in a matter pending in the Ontario Superior Court of Justice, seeking recovery of $2.1 million (€1.9 million) of principal and additional amounts of accrued interest under promissory notes acquired by Engine. The matter is in the discovery stage.

SPAC Complaint - A complaint has been filed in Delaware Chancery Court against several former directors of Faze Holdings, Inc.’s predecessor, B Riley 150 Merger Corp., and several other B Riley affiliated entities, challenging the disclosures made in connection with the July 2022 merger between B. Riley 150 Merger Corp. and Faze Holdings, Inc. The Company has indemnification obligations to the former B. Riley 150 Merger Corp. directors. Under the terms of a proposed settlement agreement, B. Riley and the Company will each contribute a total of $1,050,000 of cash and Company common stock to resolve the matter. The terms of the proposed settlement of this matter are currently being reviewed by the Delaware Chancery Court.

Villanueva v. Faze Clan, Inc. - On June 20, 2024, Plaintiff Harold Villanueva (“Plaintiff”) filed a Complaint in the California Superior Court for the County of Los Angeles, seeking damages against FaZe Clan, Inc. and other parties. Plaintiff asserts causes of action for (1) Negligence, (2) Negligent Hiring, Retention, and Supervision, and (3) Premises Liability in connection with injuries alleged incurred on FaZe Clan’s premises. FaZe Clan has denied liability for the alleged injuries and this matter is in the discovery stage. FaZe Clan’s insurer is providing defense of these claims pursuant to a reservation of rights letter.

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

Holders

As of April 10, 2025, there were 845 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity Compensation Plans Not Approved by Shareholders	-	N/A	N/A
Equity Compensation Plans Approved by Shareholders
Stock Options (1)	416,621 2,344,594	CAD$19.34 USD$2.47	502,385
RSUs (2)	578,042	N/A	1,195,484

Total	3,339,257		1,697,869

Note:

(1)	The stock option plan is considered a “rolling” or “evergreen” stock option plan since the Corporation will be authorized to grant stock options of up to 10% of its issued and outstanding Common Shares at the time of the stock option grant, from time to time, with no vesting provisions and after taking into account any stock options or RSUs outstanding. The number of options available to grant increases as the number of issued and outstanding Common Shares increases. As of December 31, 2024, the number of options available to grant amounted to 3,263,000 Common Shares, being 10% of the outstanding Common Shares as of December 31, 2024.

(2)	Subject to the adjustment provisions provided for in the RSU plan and applicable rules and regulations of all regulatory authorities to which the Corporation is subject (including any stock exchange), the total number of Common Shares that may be reserved for issue in connection with the RSUs granted pursuant to the RSU plan shall not exceed 2,861,658 Common Shares, being 10% of the total number of issued and outstanding Common Shares on the date the RSU plan was adopted by the Board.

As of December 31, 2024, the number of stock options and RSUs outstanding that were issued under the Stock Option plan and RSU plan, respectively, represents approximately 8.5% and 1.8% of the 32,635,995 outstanding Common Shares as of December 31, 2024.

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

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Recent Developments

Gigamoon CD Conversion

As previously disclosed, on November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

Promissory Note

On March 25, 2025, the Company entered into a secured promissory note with Blue & Silver Ventures, Ltd. The principal amount of $2 million under the promissory note is payable on demand and no later than July 1, 2025. The promissory note bears interest at a rate of ten percent (10%) per annum, with a default interest rate of fifteen percent (15%) per annum, and is payable on demand and no later than July 1, 2025 with the principal amount. The Company, at its option, may prepay the promissory note, in whole or in part, without a prepayment penalty of any kind.

In connection with the promissory note, the Company entered into a security agreement, by and between the Company and Blue & Silver Ventures, Ltd. to provide a security interest in the assets of the Company to Blue & Silver Ventures, Ltd. in order to secure the obligations underlying the promissory note.

Yorkville CD conversion and settlement

On January 2, 2025, the Company announced that it has extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare has issued a zero-coupon, 60-day promissory note to Yorkville associated with a prepayment penalty of $0.8 million. Additionally, all shares previously owned by Yorkville, were purchased by outside investors in block transactions that occurred on January 21, 2025.

Gigamoon CD

On November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). On December 15, 2024, the Company received cash of $10 million from Gigamoon for issuance of the Gigamoon CD.

The Gigamoon CD bears an interest rate of 7.5% per annum, which automatically shall be increased to 10.0% in the event of an event of default. The Gigamoon CD has a maturity date of five years from the issuance, unless earlier accelerated upon the occurrence of an event of default upon the election of the holder. Interest shall accrue as of the issuance date and shall be payable by the Company on (i) each anniversary of such issuance date, and (ii) the earlier of (a) the maturity date and (b) the conversion or exchange of the Gigamoon CD. Interest payments under the Gigamoon CD are payable in the Company’s common stock, equal to the quotient of (a) the aggregate amount of any accrued and unpaid interest as of such payment date, and (b) the conversion price of $2.50 per common share.

At the option of the holder, at any time on or after December 31, 2025, or upon an event of default or certain change of control events, the Gigamoon CD can be converted into either (i) GameSquare common stock at a conversion price of $2.50 per common share or (ii) exchanged for the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. held by the Company.

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

As a result of the Frankly Asset Sales during the year ended December 31, 2024, the Company recognized a loss of $8.3 million in Other income (expense), net in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

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

Other Highlights

On August 26, 2024, 103,594 common shares were issued in connection with conversion of $100 thousand in principal under the Yorkville CD with a fair value of $108 thousand. On October 17, 2024, 812,347 common shares were issued in connection with conversion of $500 thousand in principal under the Yorkville CD with a fair value of $538 thousand.

On September 4, 2024, 80,000 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (first half of the SEPA commitment fee). On October 31, 2024, 139,004 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (second half of the SEPA commitment fee).

On October 2, 2024, 68,493 common shares were issued to King Street in connection with the settlement agreement, for payment of $50 thousand.

On October 16, 2024, 28,169 common shares were issued in settlement of outstanding amounts payable of $20 thousand.

During the years ended December 31, 2024 and 2023, 1,088,132 and 125,148 shares were issued upon the vesting of RSUs.

Results of Operations:

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023	Variance
Revenue	$96,198,101	$41,303,381	$54,894,720
Cost of revenue	80,924,985	31,201,859	49,723,126
Gross profit	15,273,116	10,101,522	5,171,594
Operating expenses:
General and administrative	25,074,294	13,587,575	11,486,719
Selling and marketing	9,131,270	6,305,939	2,825,331
Research and development	3,247,774	3,067,361	180,413
Depreciation and amortization	3,237,349	1,889,075	1,348,274
Restructuring charges	1,334,717	545,456	789,261
Impairment expense	12,548,476	7,024,000	5,524,476
Other operating expenses	6,849,846	3,065,021	3,784,825
Total operating expenses	61,423,726	35,484,427	25,939,299
Loss from continuing operations	(46,150,610)	(25,382,905)	(20,767,705)
Other income (expense), net:
Interest expense	(570,960)	(672,589)	101,629
Loss on debt extinguishment	(1,032,070)	(2,204,737)	1,172,667
Change in fair value of convertible debt carried at fair value	559,212	538,354	20,858
Change in fair value of investment	(473,563)	(515,277)	41,714
Change in fair value of warrant liability	84,449	968,757	(884,308)
Arbitration settlement reserve	229,250	1,041,129	(811,879)
Other income (expense), net	(8,204,066)	(103,463)	(8,100,603)
Total other income (expense), net	(9,407,748)	(947,826)	(8,459,922)
Loss from continuing operations before income taxes	(55,558,358)	(26,330,731)	(29,227,627)
Income tax benefit	-	55,096	(55,096)
Net loss from continuing operations	(55,558,358)	(26,275,635)	(29,282,723)
Net income (loss) from discontinued operations	1,249,738	(5,006,792)	6,256,530
Net loss	(54,308,620)	(31,282,427)	(23,026,193)
Net loss attributable to non-controlling interest	5,557,713	-	5,557,713
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(48,750,907)	$(31,282,427)	$(17,468,480)

Revenue

The following table disaggregates revenue by revenue stream and geographic region for the years ended December 31, 2024, and 2023.

	Year ended December 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$32,026,264	$-	$32,026,264
Agency	1,342,578	10,747,244	-	12,089,822
SaaS + Advertising	-	48,989,573	3,092,442	52,082,015
Total Revenue	1,342,578	91,763,081	3,092,442	96,198,101
Cost of sales
Teams	-	26,422,806	-	26,422,806
Agency	1,052,436	7,848,758	-	8,901,194
SaaS + Advertising	-	45,225,442	375,543	45,600,985
Total Cost of sales	1,052,436	79,497,006	375,543	80,924,985
Gross profit
Teams	-	5,603,458	-	5,603,458
Agency	290,142	2,898,486	-	3,188,628
SaaS + Advertising	-	3,764,131	2,716,899	6,481,030
Total Gross profit	$290,142	$12,266,075	$2,716,899	$15,273,116

	Year ended December 31, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$-		$-
Agency	$2,853,754	$8,667,147	$-	$11,520,901
SaaS + Advertising	-	27,594,868	2,187,612	29,782,480
Total Revenue	2,853,754	36,262,015	2,187,612	41,303,381
Cost of sales
Teams	-	-		-
Agency	2,065,375	6,012,551	-	8,077,926
SaaS + Advertising	-	22,879,308	244,625	23,123,933
Total Cost of sales	2,065,375	28,891,859	244,625	31,201,859
Gross profit
Teams	-	-	-	-
Agency	788,379	2,654,596	-	3,442,975
SaaS + Advertising	-	4,715,560	1,942,987	6,658,547
Total Gross profit	$788,379	$7,370,156	$1,942,987	$10,101,522

Revenue

Revenues for the year ended December 31, 2024, were $96.2 million, in comparison to $41.3 million for the year ended December 31, 2023. The increase was primarily related to the acquisition of Engine on April 11, 2023 and the acquisition of FaZe on March 7, 2024. See below for revenue breakdown by operating segement.

Team Revenue

Team revenue for the year ended December 31, 2024, was $32.0 million, in comparison to $0 for the year ended December 31, 2023. The increase was related to our acquisition of FaZe on March 7, 2024. As such, there is no revenue is this operating segment in the prior year.

Agency Revenue

Agency revenue for the year ended December 31, 2024, was $12.1 million, in comparison to $11.5 million for the year ended December 31, 2023. The variance was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the year ended December 31, 2024, was $52.1 million, in comparison to $29.8 million for the year ended December 31, 2023. The increase was related to our acquisition of Engine on April 11, 2023. As such, there is only three quarters of SaaS + Advertising revenue for this operating segment in the prior year. The large increase in revenue is also due to significant growth derived primarily from programmatic advertising year over year.

Update on 2024 Guidance

The Company had previously announced, subsequent to the closing of the acquisition of Faze, pro-forma annual revenue guidance of $100+ million. When including Faze revenue for the period from January 1, 2024 to March 7, 2024 of $5.7 million, pro-forma 2024 revenue amounted to approximately $102.0 million.

Cost of Sales

Cost of sales for the year ended December 31, 2024, was $80.9 million, in comparison to $31.2 million for the year ended December 31, 2023. The increase was primarily related to an increase in revenue associated with the acquisitions of FaZe and Engine discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the year ended December 31, 2024, were $25.1 million, in comparison to $13.6 million for the year ended December 31, 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Selling and marketing

Selling and marketing expenses for the year ended December 31, 2024, were $9.1 million, in comparison to $6.3 million for the year ended December 31, 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above. Faze was not part of the prior year comparable results and Engine was included from April 11, 2023 forward.

Research and development

Research and development expenses for the year ended December 31, 2024, were $3.2 million, in comparison to $3.1 million for the year ended December 31, 2023. The increase was the result of an increase in expenses from the operations of Engine that were included in the 2023 period from April 11, 2023 forward. Annualizing the prior year figure, there was an actual reduction in research and development expense in 2024. The reduction is primarily driven by the disposal of the remaining Frankly SaaS assets on May 31, 2024, leading to a reduction in research and development headcount.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2024, was $3.2 million, in comparison to $1.9 million for the year ended December 31, 2023. The increase was primarily related to our acquisitions of Faze and Engine as discussed above and the related long-lived assets and intangible assets acquired in connection with these acquisitions.

Restructuring charges

Restructuring charges for the year ended December 31, 2024, were $1.3 million, in comparison to $0.5 million for the year ended December 31, 2023. The increase was due to more restructuring needed post FaZe acquisition as compared to Engine acquisition the prior year.

Impairment expense

Impairment expense was $12.5 million for the year ended December 31, 2024, in comparison to $7.0 million for the year ended December 31, 2023. The Company concluded goodwill related to Stream Hatchet and Sideqik reporting units were impaired as of December 31, 2024 and recorded an impairment charge of $7.4 million for the year ended December 31, 2024. In addition, during the year ended December 31, 2024, the Company recorded an impairment of intangible assets acquired on the acquisition of Engine (Stream Hatchet and Sideqik reporting units) of $4.0 million. The prior year included goodwill impairment of the Frankly reporting unit of $7.0 million.

Other operating expenses

Other operating expenses for the year ended December 31, 2024, were $6.9 million, in comparison to $3.1 million for the year ended December 31, 2023. Other operating expenses between the quarters consisted primarily of transaction related expenses. The increase was primarily related to additional transaction activities in the 2024 period. The 2024 period primarily included transaction costs associated with the acquisition of FaZe, the disposal of Complexity, the Faze Media Inc. asset contribution, and the Franky Media asset disposal, while the 2023 period only included transaction costs associated with the acquisition of Engine. The 2024 period also included $0.5 million expense in change in fair value of contingent consideration related to the disposal of Frankly radio assets on December 29, 2023.

Other income and expenses

Interest expense, net

Interest expense, net for the year ended December 31, 2024 was $0.6 million, in comparison to $0.7 million for the year ended December 31, 2023. After removing interest income recognized on the promissory notes from the disposal of Complexity on March 1, 2024 and Frankly Media assets on May 31, 2024, there was a large increase in interest expense. The increase was primarily related to interest expense on convertible debt acquired in connection with the acquisition of Engine and line of credit that was closed in September 2023. As such, the comparative prior year period did not include a full year of interest expense on these instruments.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $1.0 million during the year ended December 31, 2024, in comparison to $2.2 million for the year ended December 31, 2023. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024. The 2023 loss was due to the extinguishment of the EB CD as part of a convertible note refinance.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt gain for the year December 31, 2024, was $0.6 million in comparison to $0.5 million for the year ended December 31, 2023. The variance was not significant.

Change in fair value of investment

Change in fair value of investment for the year December 31, 2024 was $0.5 million, in comparison to $0.5 million loss for the year ended December 31, 2023. The variance was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability gain was $80 thousand for the year ended December 31, 2024, in comparison to gain of $1.0 million for the year ended December 31, 2023. Prior to the Engine acquisition, we did not have any liability measured warrants. The gain represents adjusting the liability measured warrants to fair value at the end of the reporting period, primarily driven by changes in our share price. The large reduction in gain is primarily driven by the expiration of the majority of the liability measured warrants, and therefore the change in fair value over the current period is not significant.

Arbitration settlement reserve

Arbitration settlement reserve was $0.2 million gain for the year ended December 31, 2024, in comparison to gain of $1.0 million for the year ended December 31, 2023. Prior to the Engine acquisition, we did not have an arbitration settlement reserve. The change represents adjusting the arbitration settlement reserve to fair value at the end of the reporting period, primarily driven by changes in our share price.

Other income (expense) for the year ended December 31, 2024, was $(8.2) million, in comparison to $(0.1) million for the year ended December 31, 2023. Other expense in the current period is primarily related to loss incurred of $8.3 million on the disposal of Frankly Media remaining SaaS assets which closed on May 31, 2024. No such loss was incurred in the prior year.

Income tax benefit

Income tax benefit for the year ended December 31, 2024, was $0, in comparison to $55 thousand for the year ended December 31, 2023. The change was trivial between the two periods and relates to change in deferred tax liabilities during the year.

Net income (loss) from discontinued operations

Net income from discontinued operations for the year ended December 31, 2024 was $1.2 million, in comparison to a net loss of $5.0 million for the year ended December 31, 2023. The increase was primarily related to gain on disposal of Complexity of $3.0 million in the 2024 period partially offset by net loss from operations of Complexity of $1.4 million as compared to a net loss from operations of Complexity of $5.3 million in the 2023 period.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests for the year ended December 31, 2024 was $5.6 million, in comparison to a $0 for the year ended December 31, 2023. The add back of loss (income to GameSquare shareholders) represents non-controlling interests share of the net loss of Faze Media.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Year ended December 31,
	2024	2023
Net loss	$(54,308,620)	$(31,282,427)
Interest expense	570,960	672,589
Income tax benefit	-	(55,096)
Amortization and depreciation	3,237,349	1,889,075
Share-based payments	2,139,246	1,735,630
Transaction costs	6,348,728	3,019,373
Arbitration settlement reserve	(229,250)	(1,041,129)
Restructuring costs	1,334,717	545,456
Legal settlement	-	186,560
Loss on extinguishment of debt	1,032,070	2,204,737
Change in fair value of contingent consideration	501,118	45,648
Change in fair value of investment	473,563	515,277
Change in fair value of warrant liability	(84,449)	(968,757)
Change in fair value of convertible debt carried at fair value	(559,212)	(538,354)
Gain on disposition of subsidiary	(3,009,891)	-
Loss on disposition of assets	8,264,980	(40,794)
Impairment expense	12,548,476	7,024,000
Loss from discontinued operations	1,760,153	5,006,792
Net loss attributable to non-controlling interest	5,557,713	-
Net loss attributable to non-controlling interest (adjustment for NCI share of add backs to Adjusted EBITDA)	(1,586,728)	-
Adjusted EBITDA	$(16,009,077)	$(11,081,420)

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

As of December 31, 2024, we had a working deficit of $18.3 million, compared to $13.9 million as of December 31, 2023. The increase in the working capital resulted mostly from the liabilities related to the FaZe acquisition as well as from the Company’s use of cash in operating activities as described in the cash flows section. In addition, as of December 31, 2024, there is $6.5 million of convertible debt at fair value reflected as current, but the bulk of this related to the Yorkville CD which was converted to equity subsequent to year end. We have not yet realized profitable operations and have incurred significant losses to date resulting in a cumulative deficit of $122.2 million as of December 31, 2024 (December 31, 2023: $73.4 million).

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of December 31, 2024, our principal sources of liquidity were our cash in the amount of $12.1 million, available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the Kalish CD issued on December 15, 2024. Further, as discussed above, the Kalish CD was exchanged on April 1, 2025 for the Company’s remaining preferred shares held in Faze Media Inc.

Operating Activities

The Company used cash of $30.6 million in operating activities during the year ended December 31, 2024, compared with $16.1 million in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash provided by investing activities was $2.7 million for the year ended December 31, 2024, consisting primarily of $2.4 million cash acquired in the FaZe Clan acquisition.

Net cash provided by investing activities was $14.1 million for the year ended December 31, 2023, consisting primarily of $11.3 million in cash acquired in the Engine acquisition and $2.75 million cash from the disposal of Frankly Media radio assets.

Financing Activities

Net cash provided by financing activities was $38.0 million for the year ended December 31, 2024, which was primarily due to PIPE Financing on March 7, 2024 of $10 million, cash investments by non-controlling interests of Faze Media, Inc. of $20.5 million and net cash inflows from issuances (less repayments) of convertible debt of $8.5 million.

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

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

GameSquare Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stakeholders of GameSquare Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GameSquare Holdings, Inc. (the “Company” or “GSQ”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and current liabilities exceed current assets (or had a working capital deficiency of $18.3 million) that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Acquisitions

Description of the Matter

As described in Note 4(c) to the consolidated financial statements, during the year ended December 31, 2024, all issued and outstanding FaZe common shares in exchange for 0.13091 of a GameSquare common share for each FaZe common share. The identifiable assets acquired, and the liabilities assumed are measured at fair value as of the acquisition date. Where the net of the fair value of the identified assets acquired and liabilities assumed is less than the fair value of consideration transferred, the difference is recognized as goodwill. In assessing fair value of the acquired assets, liabilities and consideration, management used various valuation techniques involving significant judgment and subjectivity.

We considered this to be a critical audit matter due to the complexity involved in the valuation of the acquired intangible assets and consideration. This resulted in a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence related to management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

We responded to this matter by performing procedures over management’s valuation techniques in determining fair value of the acquired intangible assets and consideration. Our audit work in relation to this included, but was not restricted to, the following:

■	Obtaining an understanding of internal controls over the Company’s process for accounting of acquisitions.
■	Analyzed the signed purchase agreements to obtain an understanding of the key terms and related accounting considerations.
■	Tested the mathematical accuracy of management’s valuation models and supporting calculations.
■	Evaluated the fair value of the consideration transferred.
■	Evaluated the reasonableness of key assumptions in management’s model such as projected revenue growth rates, EBITDA margins, tax rates, discount rates and testing of historical financial results.
■	With the assistance of valuation specialists, evaluated the reasonableness of management’s model, through assessing the appropriateness of valuations models used and testing the significant assumptions and inputs by:

○	Comparing to externally available industry and economic trends;
○	Evaluating budgets and forecasts for future operations; and
○	Comparing against guideline companies within the same industry.

■	Assessed the appropriateness of the disclosures relating to the acquisitions in the notes to the consolidated financial statements.

Impairment of goodwill and intangible assets

Description of the Matter

The Company tests goodwill for impairment annually, as of December, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units were tested for impairment by comparing their fair values to their carrying values.

As discussed in Note 7 to the consolidated financial statements, as a result of the impairment assessment, the Company recorded impairment loss of $11.4 million related to the Stream Hatchet and Sideqik reporting units. The carrying value of goodwill as of December 31, 2024 was $12.7 million. Auditing the Company’s impairment assessment was complex and required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the respective reporting units. Management used a combination of income and market-based approaches to estimate the fair value of each reporting unit. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of reporting units due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions include forecasted revenues and the discount rate used to discount future cash flows. These significant assumptions related to the fair value of these reporting units are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

In testing the valuation of each reporting unit, we performed audit procedures that included, among others:

■	Obtaining an understanding of internal controls over the Company’s process for determining the fair value of reporting units used in the impairment assessment. This included controls over management’s development of the above-described assumptions used in the valuation model applied.
■	Evaluating the Company’s use of the income and market-based approaches and testing the significant assumptions used in the model, as described above.
■	We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates.
■	We evaluated the reasonableness of significant assumptions such as the projected revenue growth used within the forecast against analyst expectations, industry trends, market trends, and other market information.
■	We involved valuation specialists to assist in evaluating the Company’s use of the income and market-based approaches and selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Revenue recognition

Description of the Matter

As described in Note 2(e) to the consolidated financial statements, the Company’s revenue includes brand sponsorships, content creation and monetization, league participation, talent representation, influencer promotions, software-as-a-service and advertising. For all contracts, management identifies the performance obligations at contract inception by evaluating whether the promised services are distinct. Performance obligations within the majority of the Company’s contracts comprise a series of distinct services that are recognized over time and are treated as a single performance obligation or at a point in time and are treated as a single performance obligation, as applicable. Contracts with the Company’s customers primarily utilize a usage-based structure, where cost per thousand impressions (CPM) pricing is consistent over the contract term. Contracts with the Company’s customers may also utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing or flat fees. During the year ended December 31, 2024, the Company recognized revenue of $96 million.

Revenue recognition (continued)

Description of the Matter (continued)

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, but were not limited to:

■	Obtaining an understanding of internal controls over the Company’s process relating to revenue recognition.
■	Testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, and cash receipts, and recalculating the revenue recognized based on the terms of the customer contract and impressions data.
■	Confirming a sample of outstanding customer balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, and subsequent cash receipts.

/s/ Kreston GTA LLP

We have served as the Company’s auditor since 2020.

Markham, Ontario, Canada

April 15, 2025

GameSquare Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Cash	$12,094,950	$2,945,373
Restricted cash	1,054,030	47,465
Accounts receivable, net	21,330,847	16,459,684
Government remittances	119,721	1,665,597
Contingent consideration, current	-	207,673
Promissory note receivable, current	379,405	-
Prepaid expenses and other current assets	1,493,619	916,740
Total current assets	36,472,572	22,242,532
Investment	2,199,909	2,673,472
Contingent consideration, non-current	-	293,445
Promissory note receivable	9,212,785	-
Property and equipment, net	303,950	2,464,633
Goodwill	12,704,979	16,303,989
Intangible assets, net	15,265,736	18,574,144
Right-of-use assets	2,570,516	2,159,693
Total assets	$78,730,447	$64,711,908
Liabilities and Shareholders’ Equity
Accounts payable	$27,349,372	$23,493,472
Accrued expenses and other current liabilities	13,694,179	5,289,149
Players liability account	47,535	47,465
Deferred revenue	2,726,121	1,930,028
Current portion of operating lease liability	748,916	367,487
Line of credit	3,501,457	4,518,571
Convertible debt carried at fair value	6,481,704	-
Warrant liability	14,314	102,284
Arbitration reserve	199,374	428,624
Total current liabilities	54,762,972	36,177,080
Convertible debt carried at fair value	9,908,784	8,176,928
Operating lease liability	2,054,443	1,994,961
Total liabilities	66,726,199	46,348,969
Commitments and contingencies (Note 14)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 32,635,995 and 12,989,128 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	-	-
Additional paid-in capital	119,441,634	91,915,169
Accumulated other comprehensive loss	(208,617)	(132,081)
Non-controlling interest	14,942,287	-
Accumulated deficit	(122,171,056)	(73,420,149)
Total shareholders’ equity	12,004,248	18,362,939
Total liabilities and shareholders’ equity	$78,730,447	$64,711,908

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2024	2023
Revenue	$96,198,101	$41,303,381
Cost of revenue	80,924,985	31,201,859
Gross profit	15,273,116	10,101,522
Operating expenses:
General and administrative	25,074,294	13,587,575
Selling and marketing	9,131,270	6,305,939
Research and development	3,247,774	3,067,361
Depreciation and amortization	3,237,349	1,889,075
Restructuring charges	1,334,717	545,456
Impairment expense	12,548,476	7,024,000
Other operating expenses	6,849,846	3,065,021
Total operating expenses	61,423,726	35,484,427
Loss from continuing operations	(46,150,610)	(25,382,905)
Other income (expense), net:
Interest expense	(570,960)	(672,589)
Loss on debt extinguishment	(1,032,070)	(2,204,737)
Change in fair value of convertible debt carried at fair value	559,212	538,354
Change in fair value of investment	(473,563)	(515,277)
Change in fair value of warrant liability	84,449	968,757
Arbitration settlement reserve	229,250	1,041,129
Other income (expense), net	(8,204,066)	(103,463)
Total other income (expense), net	(9,407,748)	(947,826)
Loss from continuing operations before income taxes	(55,558,358)	(26,330,731)
Income tax benefit	-	55,096
Net loss from continuing operations	(55,558,358)	(26,275,635)
Net income (loss) from discontinued operations	1,249,738	(5,006,792)
Net loss	(54,308,620)	(31,282,427)
Net loss attributable to non-controlling interest	5,557,713	-
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(48,750,907)	$(31,282,427)

Comprehensive loss, net of tax:
Net loss	$(54,308,620)	$(31,282,427)
Change in foreign currency translation adjustment	(76,536)	136,972
Comprehensive loss	(54,385,156)	(31,145,455)
Comprehensive income attributable to non-controlling interest	5,557,713	-
Comprehensive loss	$(48,827,443)	$(31,145,455)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(1.79)	$(2.36)
From discontinued operations	0.04	(0.45)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(1.75)	$(2.81)
Weighted average common shares outstanding - basic and diluted	27,897,987	11,119,900

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Additional paid-in	Acccumulated other comprehensive	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	capital	(loss) income	deficit	interest	equity
Balance, January 1, 2023	6,352,270	$-	$49,672,443	$(269,053)	$(42,137,722)	$-	$7,265,668
Impact of rounding down after exchange for GSQ Esports	(70)	-	-	-	-	-	-
Issuance of common shares to settle contingent consideration	29,359	-	-	-	-	-	-
Acquisition of Engine	6,380,083	-	41,044,000	-	-	-	41,044,000
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	-	(900,818)	-	-	-	(900,818)
Restricted share units exercised	125,148	-	-	-	-	-	-
Shares issued to settle outstanding amounts payable	72,409	-	180,727	-	-	-	180,727
Shares issued for legal settlements	29,929	-	183,187	-	-	-	183,187
Share-based compensation - options and RSUs	-	-	1,735,630	-	-	-	1,735,630
Other comprehensive loss	-	-	-	136,972	-	-	136,972
Net loss	-	-	-	-	(31,282,427)	-	(31,282,427)
Balance, December 31, 2023	12,989,128	$-	$91,915,169	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	-	14,587,000	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	-	9,865,058	-	-	-	9,865,058
Conversion of convertible debt	915,941	-	645,161	-	-	-	645,161
Shares issued to settle outstanding amounts payable	315,666	-	270,000	-	-	-	270,000
Restricted share units exercised	1,088,132	-	20,000	-	-	-	20,000
Non-controlling interest in Faze Media, Inc.	-	-	-	-	-	20,500,000	20,500,000
Share-based compensation - options and RSUs	-	-	2,139,246	-	-	-	2,139,246
Other comprehensive income	-	-	-	(76,536)	-	-	(76,536)
Net loss	-	-	-	-	(48,750,907)	(5,557,713)	(54,308,620)
Balance, December 31, 2024	32,635,995	$-	$119,441,634	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(54,308,620)	$(31,282,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,463,898	3,294,015
Amortization of operating lease right-of-use assets	520,963	335,640
Shares issued for legal settlements	-	186,560
Gain on disposition of Complexity	(3,009,891)	-
Loss (gain) on disposition of assets	8,264,980	(40,794)
Loss on extinguishment of debt	1,032,070	2,204,737
Impairment expense	12,548,476	7,024,000
Gain on settlement of patent litigation	-	(635,480)
Accretion of promissory note receivable	(909,765)	-
Change in fair value of contingent consideration	501,118	45,648
Change in fair value of investment	473,563	515,277
Change in fair value of warrant liability	(84,449)	(968,757)
Change in fair value of arbitration reserve	(229,250)	(1,041,129)
Change in provision for reclamation deposit	-	-
Change in fair value of convertible debt carried at fair value	(559,212)	(538,354)
Income tax recovery	-	-
Change in deferred tax balances	-	(55,096)
Share-based compensation	2,139,246	1,735,630
Changes in operating assets and liabilities:
Accounts receivable, net	502,648	(880,481)
Government remittances	37,196	(493,834)
Prepaid expenses and other current assets	581,675	723,612
Accounts payable, accrued expenses and other current liabilities	(212,765)	4,793,223
Consideration payable	-	(305,648)
Deferred revenue	(831,250)	(358,383)
Operating lease liability	(490,875)	(336,229)
Net cash used in operating activities	(30,570,244)	(16,078,270)
Cash flows from investing activities:
Purchase of property and equipment	(5,117)	(2,239)
Purchase of intangible assets	(60,000)	-
Cash acquired in Engine acquisition	-	11,326,146
Cash acquired in Faze Clan acquisition	2,406,812	-
Disposal of Frankly Media assets	35,500	2,750,000
Disposal of Complexity, net of cash disposed	328,284	-
Net cash provided by investing activities	2,705,479	14,073,907
Cash flows from financings activities:
Proceeds from private placements	10,000,000	-
Payment of equity issuance costs	(134,942)	-
Non-controlling interest in Faze Media, Inc.	20,500,000	-
Proceeds (repayments) on promissory notes receivable, net	150,000	-
Proceeds (repayments) on promissory notes payable, net	-	185,397
Repayment of borrowings on credit facility	-	(750,000)
Proceeds from issuance of convertible debt	16,045,000	-
Repayment of principal on convertible debt	(7,575,701)	-
Proceeds (repayments) on line of credit, net	(1,017,114)	4,518,571
Net cash provided by financing activities	37,967,243	3,953,968
Effect of exchange rate changes on cash and restricted cash	53,664	65,820
Net increase (decrease) in cash and restricted cash	10,156,142	2,015,425
Cash and restricted cash, beginning of year	2,992,838	977,413
Cash and restricted cash, end of year	$13,148,980	$2,992,838

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2024	2023
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$1,281,611	$561,335
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	700,473	543,676

Supplemental disclosure of non-cash investing and financing activities:
Divestiture of Frankly assets in exchange for contingent consideration receivable	$-	$501,118
Shares, options, and warrants issued for acquisition of Engine	-	41,044,000
Disposition of Complexity in exchange for promissory note receivable	7,125,628	-
Shares, options, and warrants issued for acquisition of FaZe	14,587,000	-
Reclassification of GSQ Esports Inc. warrants to warrant liability	-	900,818
Conversion of convertible debt	645,161	-
Shares issued to settle legal and other amounts payable	270,000	363,914

Reconciliation of cash and restricted cash:

	December 31, 2024	December 31, 2023
Cash	$12,094,950	$2,945,373
Restricted cash	1,054,030	47,465
Cash and restricted cash shown in the consolidated statements of cash flows	$13,148,980	$2,992,838

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Notes to the Consolidated Financial Statements

1. Corporate information and going concern

(a) Corporate information

GameSquare Holdings, Inc. (formerly Engine Gaming & Media, Inc.) (“GameSquare” or the “Company”) is a corporation existing under the laws of the State of Delaware as of March 7, 2024 (and was a corporation existing under the Business Corporations Act (Province of British Columbia) prior to March 7, 2024). The registered head office of the Company is 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.

GameSquare, (NASDAQ: GAME) completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe (see Note 4).

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $122.2 million as of December 31, 2024 ($73.4 million as of December 31, 2023). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of December 31, 2024, the Company had a working capital deficiency of $18.3 million (as of December 31, 2023, a working capital deficiency of $13.9 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of, and for the years ended, December 31, 2024 and 2023.

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

The Company’s material subsidiaries as of December 31, 2024, are as follows:

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

Non-controlling interests are measured initially at their proportionate share of the acquiree’s identifiable net assets at the date of acquisition. Changes in the Company’s interest in a subsidiary that does not result in a loss of control are accounted for as equity transactions. As of December 31, 2024, the Company’s subsidiary, Faze Media Inc., had non-controlling interests (see Note 4).

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

(g) Accounts receivable and allowance for credit losses

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company follows the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are stated net of an allowance for doubtful accounts in the consolidated balance sheets. An allowance for doubtful accounts is established at origination and is based on the lifetime expected credit losses of the trade receivables in consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, and future economic outlook. The amount of any increase in the allowance for doubtful accounts is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable is uncollectible, it is written off against the allowance. Subsequent recoveries of amounts previously written off are credited to the consolidated statements of operations and comprehensive loss. The Company had an allowance for doubtful accounts of $2.8 million and $1.2 million as of December 31, 2024 and 2023, respectively.

(h) Prepaid expenses and other current assets

Prepaid expenses and other assets consist primarily of prepaid expenses such as insurance as well as acquisition costs of players and security deposits. Acquisition costs of players are amortized on a straight-line basis over the players’ contract terms.

(i) Promissory note receivable and allowance for credit losses

The Company received a secured subordinated promissory note as part of the purchase consideration received for the sale of Complexity and sale of Frankly Media assets (see Note 4). The promissory note receivables are classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The Company maintains an allowance for expected credit losses to reflect the expected collectability of the promissory note receivable based on historical collection data and specific risks identified, as well as management’s expectation of future economic conditions. At each reporting date the Company assesses whether the credit risk on its promissory note receivable has increased significantly since initial recognition.

The promissory note receivables were initially recorded at transaction closing date fair value on March 1, 2024 (Sale of Complexity) and on May 31, 2024 (Sale of Frankly Media assets) (see Note 4) and no allowance for credit losses had been recognized as of December 31, 2024.

(j) Property and equipment

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

(k) Investments

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

(l) Business combinations

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

(m) Goodwill

Goodwill arising on a business combination is recognized as an asset at the date that control is acquired (the “acquisition date”). Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination.

(n) Intangible assets

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

The useful lives of the intangibles are as follows:

Software	5 years
Talent network	2 years
Brands	5-10 years
Customer relationships	5-20 years

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

(o) Research and development costs

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

(p) Impairment of long-lived assets and goodwill

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

(q) Leases

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

(r) Contingencies

The Company estimates loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required (see Note 18).

(s) Fair value measurement

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

See Note 21 for a summary of the Company’s financial assets and liabilities, detailed by level.

(t) Fair value option for convertible debt

The Company elected the Fair Value Option (“FVO”) for recognition of its convertible debt as permitted under ASC 825, Financial Instruments. (see Note 11). Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations and comprehensive loss as incurred and not deferred. Changes in fair value of the convertible debt is recognized as a separate line in the consolidated statements of operations and comprehensive loss.

(u) Share capital

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

(v) Net loss per share attributable to common shareholders

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

(w) Share-based payments

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

(x) Derivative warrant liability

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

(y) Income taxes

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

(z) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 47% and 54% of total revenue for the year ended December 31, 2024 and 2023, respectively.

No customer individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024 and 2023.

(aa) Discontinued operations and assets held for sale

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

See Note 19 for discussion of the Company discontinued operations and assets held for sale as of, and for the years ended, December 31, 2024 and 2023.

(bb) Restructuring charges, net

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

For the years ended December 31, 2024 and 2023, restructuring charges, net totaled $1.3 million and $0.5 million, respectively. The 2024 charges primarily related to employee and vendor exit costs as a result of the restructuring of Faze post-closing of the acquisition of Faze on March 7, 2024. The 2023 charges primarily related to employee severance costs as a result of the restructuring of GameSquare and Engine post-closing of the Arrangement.

(cc) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2024, the Company is organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(dd) Advertising costs

The Company expenses advertising costs as incurred. Advertising and promotion costs for the years ended December 31, 2024 and 2023, were $0.6 million, and are included in selling and marketing expense in the consolidated statements of operations and comprehensive loss.

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

The following table summarizes the consideration for the acquisition:

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

The purchase price allocation is as follows:

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

As part of the settlement of the Lockton case in September 2023, the promissory notes payable in the table above have been forgiven. As a result, the Company recognized a non-cash gain in gain from discontinued operations on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The acquisition date fair value of the arbitration reserve was determined based on a fair value of $6.22 per common share delivered as a result of the arbitration. The fair value of the arbitration reserve was $0.4 million as of December 31, 2023, based on a fair value of $1.77 per share, resulting in a gain of $1.0 million for the year ended December 31, 2023 as included on the consolidated statements of operations and comprehensive loss (see Note 18)

Significant judgments and assumptions related to the valuation and useful lives of certain classes of assets acquired are as follows:

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

The Company recognized a loss of $0.5 million on the fair value of the contingent consideration receivable during the year ended December 31, 2024, included in other operating expenses in the consolidated statements of operations and comprehensive loss.

(c) FaZe Merger

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

Significant judgments and assumptions related to the valuation and useful lives of certain classes of assets acquired are as follows:

i) Intangible assets, talent network

The fair value of the talent network intangible asset of $1.1 million was determined based on the replacement cost method under the cost approach. The talent network intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) direct costs to reproduce; (ii) time to recreate of 2 years; (iii) developers profit margin of 3% (iv) discount rate of 13%; (v) obsolescence rate of 25%. These assets are amortized on a straight-line basis over the estimated useful life of two years.

ii) Intangible assets, brand

The fair value of the brand name intangible asset of $7.2 million was determined based on the relief from royalty method under the income approach. The brand name intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) royalty rate of 2%; (iii) tax rate of 27% (iv) discount rates of 15.5%; (v) long-term growth rate of 3.5%. These assets are amortized on a straight-line basis over the estimated useful life of twenty years.

iii) Intangible assets, customer relationships

The fair value of the customer relationships intangible asset of $3.7 million was determined based on the relief from royalty method under the income approach. The customer relationship intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) attrition rate of 15%; (iii) tax rate of 27.0% (iv) discount rate of 15.0%. These assets are amortized on a straight-line basis over the estimated useful life of fifteen years.

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

(d) Sale of Complexity

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

As a result of the Transaction, during the year ended December 31, 2024, Complexity met the requirements to be reported as discontinued operations (see Note 19). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

(e) Frankly Media asset disposal

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

As a result of the Frankly Asset Sales during the year ended December 31, 2024, the Company recognized a loss of $8.3 million in Other income (expense), net in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

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

(f) Faze Media, Inc. asset contribution

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

Faze Media is not a variable interest entity. Due to the Faze Media Voting Proxy, the Company maintains a controlling financial interest in Faze Media and Faze Media is a consolidated subsidiary of the Company as of December 31, 2024. The Preferred Stock of Faze Media held by M4 and Gigamoon represent a non-controlling interest of the Company. Upon termination of the Faze Media Voting Proxy, the Company will reassess whether it continues to have a controlling financial interest in Faze Media.

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

One Up completed an equity offering on December 22, 2023, representing an observable price change. As a result of this observable price change, in the year ended December 31, 2023, the Company recognized a $0.5 million change in fair value of the Company’s investment in One Up.

No other observable price changes or impairments occurred during the year ended December 31, 2024.

6. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$-	$3,655,619
Equipment	951,558	397,780
Property and equipment, gross	951,558	4,053,399
Less: Accumulated depreciation	(647,608)	(1,588,766)
Property and equipment, net	$303,950	$2,464,633

The Company recognized depreciation expense for property and equipment of $0.7 million for the years ended December 31, 2024 and 2023, respectively.

7. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2022	$-
Acquisition of Engine	25,600,501
Impairment of Frankly	(7,024,000)
Disposal of Frankly radio assets	(2,272,512)
Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(3,315,139)
Impairment of Stream Hatchet	(4,945,299)
Impairment of Sideqik	(2,486,000)
Balance, December 31, 2024	$12,704,979

Goodwill resulting from the acquisitions of Faze and Engine was allocated to the Teams and SaaS + Advertising operating and reportable segments, respectively.

The Company concluded goodwill related to Stream Hatchet and Sideqik reporting units were impaired as of December 31, 2024. The Company recognized an impairment charge of $7.4 million for the year ended December 31, 2024.

After considering the impact of the sale of the Frankly radio assets on projected sales and assumptions of future growth, as part of the Company’s annual impairment assessment, the Company concluded goodwill related to Frankly was impaired. The Company recognized an impairment charge of $7.0 million for the year ended December 31, 2023. No impairment charge was recorded on Frankly goodwill for the year ended December 31, 2024.

(b) Intangible assets

Intangible assets consist of the following:

	As of December 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,058,560	$(2,056,023)	$(2,655,946)	$7,346,591
Talent network	1,100,000	(458,333)	-	641,667
Brand name	9,540,261	(1,478,563)	(784,220)	7,277,478
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$24,528,821	$(4,601,508)	$(4,661,577)	$15,265,736

	As of December 31, 2023
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,006,154	$(1,483,331)	$(472,018)	$9,050,805
Brand name	8,963,557	(3,115,265)	(229,405)	5,618,887
Software	4,560,400	(655,948)	-	3,904,452
Total intangible assets	$24,530,111	$(5,254,544)	$(701,423)	$18,574,144

The Company recognized amortization expense for intangible assets of $2.8 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter:

2025	$1,843,191
2026	1,134,938
2027	797,836
2028	797,836
2029	797,836
Thereafter	9,894,099
Total estimated amortization expense	$15,265,736

During the year ended December 31, 2024, the Company recorded an impairment of intangible assets acquired on the acquisition of Engine (Stream Hatchet and Sideqik reporting units) of $4.0 million.

There were no impairment charges related to intangible assets incurred during the year ended December 31, 2023.

8. Accrued expenses and other current liabilities

Accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023
Compensation expense	$4,919,796	$1,257,210
Convertible debt principal and interest due	930,105	762,442
Debt modification fees	-	650,000
Professional fees	1,546,639	983,954
Accounts payable accruals	5,219,463	872,387
Lease abandonment	376,959	376,959
Other	701,217	386,197
Total accrued expenses and other current liabilities	$13,694,179	$5,289,149

9. Leases

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

The components of operating lease expense are as follows:

	Year ended December 31,
	2024	2023
Operating lease expense	730,561	543,086
Variable lease expense	315,011	265,070
Total operating lease costs	1,045,572	808,156

As of December 31, 2024, the remaining lease-term and discount rate on the Frisco, TX lease was 4.3 years and 8.3%, respectively. As of December 31, 2024, the remaining lease-term and discount rate on the Culver City, CA lease was 2.2 years and 7.0%, respectively.

Maturities of the lease liability are as follows:

2025	932,475
2026	937,632
2027	643,765
2028	545,808
2029	181,936
Thereafter	-
Total lease payments	3,241,616
Less: Interest	(438,257)
Total lease liability	$2,803,359

10. Line of credit

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

As of December 31, 2024, the outstanding principal, and unpaid accrued interest, on the LOC was $3.5 million. During the year ended December 31, 2024 and 2023, the Company recognized interest expense of $0.9 million and $0.2 million on the LOC.

11. Convertible debt

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

King Street CD

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

On June 21, 2024, the Company received a notice from King Street, the holder of a 12.75% convertible debenture with a principal amount of $5.8 million dated December 29, 2023. The notice objected to the Company’s ability to maintain its 51% economic interest in FaZe Media, Inc. and other related matters.

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

Gigamoon CD

On November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). On December 15, 2024, the Company received cash of $10 million from Gigamoon for issuance of the Gigamoon CD.

The Gigamoon CD bears an interest rate of 7.5% per annum, which automatically shall be increased to 10.0% in the event of an event of default. The Gigamoon CD has a maturity date of five years from the issuance, unless earlier accelerated upon the occurrence of an event of default upon the election of the holder. Interest shall accrue as of the issuance date and shall be payable by the Company on (i) each anniversary of such issuance date, and (ii) the earlier of (a) the maturity date and (b) the conversion or exchange of the Gigamoon CD. Interest payments under the Gigamoon CD are payable in the Company’s common stock, equal to the quotient of (a) the aggregate amount of any accrued and unpaid interest as of such payment date, and (b) the conversion price of $2.50 per common share.

At the option of the holder, at any time on or after December 31, 2025, or upon an event of default or certain change of control events, the Gigamoon CD can be converted into either (i) GameSquare common stock at a conversion price of $2.50 per common share or (ii) exchanged for the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. held by the Company.

(a) King Street CD

The King Street CD was paid in full on July 10, 2024, including $5.7 million principal and unpaid accrued interest. Key terms of the King Street CD prior to the repayment include (a) a maturity date of December 29, 2025, (b) an interest rate of 12.75% per annum, and (c) is convertible at the holder’s option into common shares of Company at a price of $3.04 per share (subject to standard anti-dilution provisions). The Company recognized a gain on extinguishment of debt of $0.3 million on July 10, 2024 in connection with the paydown and write-off of the King Street CD, and is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The gain is presented net of the day one loss on issuance of the Yorkville CD (see Note 11(c)).

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

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	December 31, 2024	December 31, 2023
Share price	$0.83	$1.78
Conversion price	$4.40	$4.40
Term, in years	0.67	1.67
Interest rate	7%	7%
Expected volatility	95.00%	115.00%
Risk-free interest rate	4.21%	4.42%
Expected dividend yield	0%	0%

(c) Yorkville CD

Key terms of the Yorkville CD include (a) a maturity date of July 8, 2025, (b) an interest rate of 0% per annum and (c) a conversion price equal to the lower of (i) $1.375 per common share or (ii) a price per common share equal to 93% of the lowest daily VWAP during the seven consecutive trading days immediately prior to the conversion date, but which shall not be lower than the $0.25 per share. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD, and is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD (see Note 11(a)).

On August 26, 2024, $100 thousand principal Yorkville CD, with a fair value of $108 thousand, was converted into 103,594 common shares. On October 17, 2024, $500 thousand principal Yorkville CD, with a fair value of $538 thousand, was converted into 812,347 common shares. Lastly, in November and December 2024, the Company made a series of cash payments, totaling $1.9 million to Yorkville, reducing its principal balance by $1.8 million after application of the 7% cash payment premium. The outstanding principal balance on the Yorkville CD as of December 31, 2024 was $4.1 million.

The fair value of the Yorkville CD was estimated using the binomial lattice model with the below assumptions:

	December 31, 2024	July 8, 2024
Share price	$0.83	$1.26
Conversion price	7% discount to market	7% discount to market
Term, in years	0.52	1.00
Interest rate	0.00%	0.00%
Expected volatility	100.00%	105.00%
Risk-free interest rate	4.24%	4.99%
Expected dividend yield	0%	0%

(d) Gigamoon CD

Key terms include (a) a maturity date of November 13, 2029, (b) an interest rate of 7.5% per annum and (c) a conversion price of $2.50 per share or 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc.

The fair value of the Gigamoon was estimated using the binomial lattice model with the below assumptions:

	December 31, 2024	December 15, 2024
Share price	$0.83	$0.91
Conversion price	$2.50	$2.50
Term, in years	4.87	4.92
Interest rate	7.50%	7.50%
Expected volatility	120.00%	120.00%
Risk-free interest rate	4.37%	4.25%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	King Street CD	Gigamoon CD	Total
Balance, December 31, 2021 and 2022	$-	$-	$-	$-	$-
Acquisition of Engine	2,082,304	-	5,029,029	-	7,111,333
Interest expense	63,288	-	360,924	-	424,212
Interest payments	-	-	(375,000)	-	(375,000)
EB CD refinance	-	-	1,554,737	-	1,554,737
Change in fair value(1)	(638,356)	-	100,002	-	(538,354)
Balance, December 31, 2023	$1,507,236	$-	$6,669,692	$-	$8,176,928
Interest expense	87,739	-	387,429	32,877	508,045
Interest payments	-	-	(391,481)	-	(391,481)
Principal payments	-	(1,775,701)	(5,800,000)	-	(7,575,701)
Early redemption premium	-	-	(200,000)	-	(200,000)
Issuance of convertible debt	-	6,045,000	-	10,000,000	16,045,000
Gain on extinguishment of debt	-	-	(329,703)	-	(329,703)
Day one loss on issuance of debt	-	1,361,773	-	-	1,361,773
Conversion of debt	-	(645,161)	-	-	(645,161)
Change in fair value(1)	34,473	(133,655)	(335,937)	(124,093)	(559,212)
Balance, December 31, 2024	$1,629,448	$4,852,256	$-	$9,908,784	$16,390,488

Contractual principal balances outstanding:
As of December 31, 2023	$1,250,000	$-	$5,800,000	$-	$7,050,000
As of December 31, 2024	$1,250,000	$4,124,299	$-	$10,000,000	$15,374,299

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

12. Income tax

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

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company believes that it is more likely than not that the deferred tax assets will be unable to be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the Company’s balance sheet. As of December 31, 2024 and 2023, a valuation allowance of $117.7 million and $66.8 million, respectively, was established mainly due to the realizability of Federal, State, and Foreign NOLs that will not likely be realized.

The components of net deferred taxes are as follows:

	December 31, 2024	December 31, 2023
	$	$
Deferred tax assets
Charitable Contribution	206,308	3,876
Fixed Assets	341,926	-
Stock Compensation	735,725	-
Section 163(j) Interest limitation	2,495,754	-
Capital Gain	650,608	621,686
Unrealized Gain	821,893	821,893
Organization Costs	52,103	60,735
Accrued Expenses	2,929,799	3,316,254
Net operating Loss	111,190,696	64,233,526
R&D Credit	196,501	196,501
Lease Liability	340,825	873,716
Section 174 Expenses	35,396	-
Gross deferred tax assets	119,997,534	70,128,187
Valuation allowance	(117,664,283)	(66,773,972)
Total deferred tax assets	2,333,251	3,354,215

Deferred tax liabilities
Intangibles	2,096,116	2,278,174
Right of use assets	188,003	468,383
Other Adjustment	49,132	65,763
Fixed Assets	-	541,895
Total deferred tax liabilities	2,333,251	3,354,215

Net deferred tax assets (liabilities)	-	-

The provision for income taxes consisted of the following:

For the year ended
	December 31, 2024	December 31, 2023

Current:
Canada	-	-
US	-	-
Other Foreign	-	-
Total current tax expense (benefit)	-	-

Deferred:
Canada	-	-
US	-	-
Other Foreign	-	(55,096)
Total deferred tax expense (benefit)	-	(55,096)

Total income tax expense (benefit)	-	(55,096)

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss before income taxes and the income tax expense (benefit) reported in the consolidated financial statements is as follows:

	For the year ended
	December 31, 2024	December 31, 2023
	$	$

Income (loss) before income taxes	(48,750,907)	(31,337,523)
Statutory income tax rate	21.0%	26.5%
Expected income tax (benefit)	(10,237,690)	(8,304,444)

Reconciling items:
Change in valuation allowance	51,434,409	5,424,830
State taxes	-	-
Permanent differences	3,093,876	443,320
Return to provision	4,306,483	50,819
Purchase accounting adjustments	(47,300,799)	-
Disposal of business units	(966,704)	-
Other	(329,575)	2,330,379
Total income tax expense (benefit)	-	(55,096)

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions at December 31, 2024 or 2023.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has no accruals for interest and penalties as of December 31, 2024 and 2023.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). As of December 31, 2024, the Company has not performed a formal Section 382 study; however, the Company has reviewed its temporary taxable differences in conjunction with its temporary deductible differences as a measure against its definite lived net operating losses and anticipates any impact to be mitigated with additional net operating losses from temporary deductible differences. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $325 million and $230 million, respectively, as of December 31, 2024. Most of the federal net operating loss carryforwards will carryforward indefinitely. Some of the state net operating loss carryforwards, if not utilized, will expire beginning in 2030.

13. Shareholders’ equity

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

In conjunction with the Merger, on March 7, 2024, the Company completed a private placement in public equity financing (the “PIPE Financing”) with certain investors in which the Company offered 7,194,244 units at a purchase price of $1.39 per unit for aggregate gross proceeds of $10.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.15 shares of the Company’s common stock. As a result, the Company issued an aggregate of 7,194,224 common shares of the Company and warrants to purchase up to 1,079,136 shares of the Company pursuant to the PIPE Financing. Each warrant has an exercise price of $1.55 per share and expire on March 7, 2029 (see Note 16).

On August 26, 2024, 103,594 common shares were issued in connection with conversion of $100 thousand in principal under the Yorkville CD with a fair value of $108 thousand. On October 17, 2024, 812,347 common shares were issued in connection with conversion of $500 thousand in principal under the Yorkville CD with a fair value of $538 thousand.

On September 4, 2024, 80,000 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (first half of the SEPA commitment fee). On October 31, 2024, 139,004 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (second half of the SEPA commitment fee).

On October 2, 2024, 68,493 common shares were issued to King Street in connection with the settlement agreement, for payment of $50 thousand (see Note 11).

On October 16, 2024, 28,169 common shares were issued in settlement of outstanding amounts payable of $20 thousand.

On March 24, 2023 and December 29, 2023, an aggregate of 72,409 shares were issued in settlement of outstanding amounts payable of $0.2 million.

On April 11, 2023, 6,380,083 shares of the Company were issued for the completion of the Arrangement (see Note 4).

On April 3 and 10, 2023, an aggregate of 29,929 shares of the Company were issued to settle legal matters.

On March 10, 2023, 29,359 common shares of the Company were issued for contingent consideration on the acquisition of Cut+Sew.

During the years ended December 31, 2024 and 2023, 1,088,132 and 125,148 shares were issued upon the vesting of RSUs (see Note 15(b)).

14. Net loss per share

As the Company incurred a net loss for the years ended December 31, 2024 and 2023, the inclusion of certain Options, RSUs, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year ended December 31,
	2024	2023
Options and RSUs outstanding	3,339,257	1,081,218
Warrants outstanding	1,978,481	1,635,802
Shares issuable upon conversion of convertible debt	9,659,520	1,444,090
Total	14,977,258	4,161,110

15. Share-based compensation

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

The TSXV required, at the time of approval of the Omnibus Plan, the Company to fix the number of common shares to be issued in settlement of awards that are not options. The maximum number of common shares available for issuance pursuant to the settlement of RSU shall be an aggregate of 2,861,658 common shares.

(a) Options

The following is a summary of Options outstanding as of December 31, 2024 and 2023, and changes during the years then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	458,643	$19.95	3.17	$-
Granted	20,655	6.29
Forfeited or expired	(62,677)	19.48
Outstanding at December 31, 2023	416,621	$19.34	2.96	$-
Outstanding at December 31, 2024	416,621	$19.34	1.96	$-
Exercisable at December 31, 2024	416,621	$19.34	1.96	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	-	$-
Acquisition of Engine(1)	261,929	5.15
Forfeited or expired	(12,110)	2.85
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Acquisition of FaZe	1,196,759	2.92
Granted	898,016	1.10
Outstanding at December 31, 2024	2,344,594	$2.47	6.91	$-
Exercisable at December 31, 2024	2,313,335	$2.47	6.92	$-

(1)	Awards of Engine outstanding prior to the Arrangement accounted for as if granted on the Arrangement closing date.

The fair value of option award granted was estimated on the date of grant using the Black-Scholes option pricing model using the following significant assumptions:

	2024	2023
Expected term, in years	5.00	10.00
Expected volatility	105.00%	66.72%
Risk-free interest rate	2.92%	3.37%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that options issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the options.

Share-based compensation expense related to the vesting of options was $0.8 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on December 31, 2024, and December 31, 2023, and changes during the periods then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2022	127,809	8.25
Acquisition of Engine	41,442	5.63
Granted	623,071	3.00
Exercised	(125,139)	5.40
Forfeited	(2,586)	6.12
Outstanding at December 31, 2023	664,597	$3.71
Acquisition of FaZe	595,175	1.39
Granted	412,313	1.34
Exercised	(1,088,132)	2.07
Forfeited	(5,911)	5.40
Outstanding at December 31, 2024	578,042	$2.70

The grant-date fair values of the RSUs are based on the Company’s stock price as of the grant dates.

Share-based compensation expense related to the vesting of RSUs was $1.3 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

16. Warrants

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

The following is a summary of changes in the value of the warrant liability during the years ended December 31, 2024 and 2023:

Amount
Balance, December 31, 2022	$-
Acquisition of Engine	153,275
Reclassify GSQ Esports Inc. warrants to warrant liability	900,818
Change in fair value	(968,757)
Foreign exchange	16,948
Balance, December 31, 2023	$102,284
Change in fair value	(84,449)
Foreign exchange	(3,521)
Balance, December 31, 2024	$14,314

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	December 31, 2024	December 31, 2023
Share price	CAD$1.19	CAD$2.91
Term, in years	2.75	0.39 - 4.00
Exercise price	CAD$9.68	CAD$6.29 - $30.00
Expected volatility	100.00%	90.00%
Risk-free interest rate	2.85%	4.25% - 5.45%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The following is a summary of liability-classified warrants outstanding as of December 31, 2024 and 2023, and changes during the periods then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2022	-	$-
Acquisition of Engine	269,601	30.00
Reclassify GSQ Esports Inc. warrants to warrant liability	927,228	23.51
Warrants expired	(438,918)	29.05
Outstanding, December 31, 2023	757,911	$22.61
Warrants expired	(633,981)	25.14
Outstanding, December 31, 2024	123,930	$9.68

(b) Equity-classified warrants

As discussed in Note 16(a) above, all of GSQ’s warrants with a CAD exercise price were modified and reclassified to a warrant liability on April 11, 2023. Furthermore, 877,891 of Engine’s warrants, with an acquisition date fair value of $30 thousand, included in the Engine reverse acquisition purchase consideration (see Note 4), have an exercise price in USD and are equity-classified.

As discussed in Note 4 above in conjunction with the acquisition of FaZe, the Company issued 775,415 warrants with an acquisition fair value of $26 thousand, included in the FaZe acquisition purchase price consideration.

As discussed in Note 13, in conjunction with the PIPE Financing on March 7, 2024, 1,079,136 warrants were issued with an exercise price of $1.55 and a contractual term of 5 years. The relative fair value of the warrants of $1.1 million was estimated using the Black-Scholes option pricing model with the following assumptions: share price of $1.56, expected dividend yield of 0%, expected volatility rate of 120.00%, based on the historical volatility of comparable companies, a risk free rate of 3.36% and an expected life of 5 years. The warrants have an exercise price in USD and are equity-classified.

The following is a summary of equity-classified warrants outstanding as of December 31, 2024 and 2023, and changes during the periods then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2022	927,228	23.51
Reclassify GSQ Esports Inc. warrants to warrant liability	(927,228)	(23.51)
Outstanding, December 31, 2023	-	$-

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2022	-	$-
Acquisition of Engine	877,891	60.00
Outstanding, December 31, 2023	877,891	$60.00
Warrants expired	(877,891)	60.00
PIPE Financing	1,079,136	1.55
Acquisition of FaZe	775,415	87.85
Outstanding, December 31, 2024	1,854,551	$37.63

17. Related party transactions

(a) Credit facility payable

On June 30, 2022, the Company entered into an agreement for a $5.0 million credit facility (the “Facility”) for a one-year term with Goff & Jones Lending Co, LLC., a related party to the Company by virtue of one of its directors. The Facility matured on June 30, 2023 (the “Maturity Date”). During the year ended December 31, 2023, the Company recognized $23 thousand in interest expense and $80 thousand in legal fees in connection with the Facility. The Facility was paid off in April 2023, and has not been renewed.

(b) Convertible debenture with a director of the Company as counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by a director of the Company (see Note 11).

18. Commitments and contingencies

Allinsports - In April 2020, Engine announced its renegotiation of the acquisition of Allinsports. The revised purchase agreement provided for the acquisition of 100% of Allinsports in exchange for the issuance of 241,666 common shares of the Engine and other considerations, including payments of $1,200,000 as a portion of the purchase consideration. In September 2020, Engine advised the shareholders of Allinsports that closing conditions of the transaction, including the requirement to provide audited financial statements, had not been satisfied.

In response, in November 2020, the shareholders of Allinsports commenced arbitration in Alberta, Canada seeking, among other things, to compel Engine to complete the acquisition of Allinsports without the audited financial statements, and to issue 241,666 common shares of Engine to those shareholders. As alternative relief, the shareholders of Allinsports sought up to $20.0 million in damages. A hearing in this matter was held in May of 2021, and by a decision dated September 30, 2021, the Arbitrator determined that the closing of the transaction had previously occurred and directed Engine to issue 241,666 common shares. In conjunction with completion of the Arrangement, the Company assumed this obligation to issue 241,666 common shares. The Company has not yet issued the shares and is pursuing relief against Allinsports shareholders for various alleged breaches of the share purchase agreement. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023, the closing date of the Arrangement. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

Promissory Note Recovery - By Order to Continue dated May 5, 2022, Engine was substituted in as the plaintiff in a matter pending in the Ontario Superior Court of Justice, seeking recovery of $2.1 million (€1.9 million) of principal and additional amounts of accrued interest under promissory notes acquired by Engine. The matter is in the discovery stage.

SPAC Complaint - A complaint has been filed in Delaware Chancery Court against several former directors of Faze Holdings, Inc.’s predecessor, B Riley 150 Merger Corp., and several other B Riley affiliated entities, challenging the disclosures made in connection with the July 2022 merger between B. Riley 150 Merger Corp. and Faze Holdings, Inc. The Company has indemnification obligations to the former B. Riley 150 Merger Corp. directors. Under the terms of a proposed settlement agreement, B. Riley and the Company will each contribute a total of $1,050,000 of cash and Company common stock to resolve the matter. The terms of the proposed settlement of this matter are currently being reviewed by the Delaware Chancery Court.

Villanueva v. Faze Clan, Inc. - On June 20, 2024, Plaintiff Harold Villanueva (“Plaintiff”) filed a Complaint in the California Superior Court for the County of Los Angeles, seeking damages against FaZe Clan, Inc. and other parties. Plaintiff asserts causes of action for (1) Negligence, (2) Negligent Hiring, Retention, and Supervision, and (3) Premises Liability in connection with injuries alleged incurred on FaZe Clan’s premises. FaZe Clan has denied liability for the alleged injuries and this matter is in the discovery stage. FaZe Clan’s insurer is providing defense of these claims pursuant to a reservation of rights letter.

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

19. Discontinued operations and assets held for sale

As discussed in Note 4, on March 1, 2024, the Company sold Complexity and recognized a gain on disposition of $3.0 million, resulting in Complexity meeting the requirements for presentation as discontinued operations. Prior to disposition, Complexity was part of the Teams operating and reportable segment.

The Company recognized a pretax net loss of $1.4 million and $5.3 million for the year ended December 31, 2024 and 2023, respectively, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the year ended December 31, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million. The pretax net loss of $5.3 million for the year ended December 31, 2023, includes revenue of $10.7 million, cost of revenue of $7.4 million, and operating expenses of $8.7 million.

Complexity had amortization and depreciation of $0.2 million and $1.4 million for the year ended December 31, 2024 and 2023, respectively. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

20. Revenue and Segmented Information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2024, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Year ended December 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$32,026,264	$-	$32,026,264
Agency	1,342,578	10,747,244	-	12,089,822
SaaS + Advertising	-	48,989,573	3,092,442	52,082,015
Total Revenue	1,342,578	91,763,081	3,092,442	96,198,101
Cost of sales
Teams	-	26,422,806	-	26,422,806
Agency	1,052,436	7,848,758	-	8,901,194
SaaS + Advertising	-	45,225,442	375,543	45,600,985
Total Cost of sales	1,052,436	79,497,006	375,543	80,924,985
Gross profit
Teams	-	5,603,458	-	5,603,458
Agency	290,142	2,898,486	-	3,188,628
SaaS + Advertising	-	3,764,131	2,716,899	6,481,030
Total Gross profit	$290,142	$12,266,075	$2,716,899	$15,273,116

	Year ended December 31, 2023
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$-		$-
Agency	$2,853,754	$8,667,147	$-	$11,520,901
SaaS + Advertising	-	27,594,868	2,187,612	29,782,480
Total Revenue	2,853,754	36,262,015	2,187,612	41,303,381
Cost of sales
Teams	-	-		-
Agency	2,065,375	6,012,551	-	8,077,926
SaaS + Advertising	-	22,879,308	244,625	23,123,933
Total Cost of sales	2,065,375	28,891,859	244,625	31,201,859
Gross profit
Teams	-	-	-	-
Agency	788,379	2,654,596	-	3,442,975
SaaS + Advertising	-	4,715,560	1,942,987	6,658,547
Total Gross profit	$788,379	$7,370,156	$1,942,987	$10,101,522

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	December 31, 2024	December 31, 2023
USA	$297,727	$2,456,563
United Kingdom	1,337	1,814
Spain	4,886	6,256
Total	$303,950	$2,464,633

21. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$-	$-
Liabilities:
Warrant liability	-	-	14,314	14,314
Arbitration reserve	199,374	-	-	199,374
Convertible debt	-	-	16,390,488	16,390,488

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Contingent consideration	$-	$-	$501,118	$501,118
Liabilities:
Warrant liability	-	-	102,284	102,284
Arbitration reserve	428,624	-	-	428,624
Convertible debt	-	-	8,176,928	8,176,928

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

22. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through April 15, 2025, the date at which the consolidated financial statements were available to be issued and determined there were no additional items to be disclosed other than those described below.

Yorkville CD conversion and settlement

On January 2, 2025, the Company announced that it has extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare has issued a zero-coupon, 60-day promissory note to Yorkville associated with a prepayment penalty of $0.8 million. Additionally, all shares previously owned by Yorkville, were purchased by outside investors in block transactions that occurred on January 21, 2025.

Promissory Note

On March 25, 2025, the “Company entered into a secured promissory note with Blue & Silver Ventures, Ltd. The principal amount of $2 million under the promissory note is payable on demand and no later than July 1, 2025. The promissory note bears interest at a rate of ten percent (10%) per annum, with a default interest rate of fifteen percent (15%) per annum, and is payable on demand and no later than July 1, 2025 with the principal amount. The Company, at its option, may prepay the promissory note, in whole or in part, without a prepayment penalty of any kind.

In connection with the promissory note, the Company entered into a security agreement, by and between the Company and Blue & Silver Ventures, Ltd. to provide a security interest in the assets of the Company to Blue & Silver Ventures, Ltd. in order to secure the obligations underlying the promissory note.

Gigamoon CD

As previously disclosed, on November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2024. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s consolidated financial statements for year ended December 31, 2024, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2024. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024, based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2024, due to the material weaknesses described above.

Management’s Remediation Measures

To address the deficiencies identified, management, with oversight of the Audit Committee, has implemented, or will implement, remediation measures to further address the deficiencies in the design of its DC&P and ICFR. The Company intends to complete such remedial measures by December 31, 2026. Management has also performed an initial risk assessment using a top-down, risk-based approach with respect to the risks of material misstatement of the consolidated financial statements. In addition, compensating controls have been applied to a number of areas where the risks of material misstatement are considered moderate to high. The Company is engaging outside resources to strengthen the business process documentation and help with management’s self assessment and testing of internal controls. Although the Company can give no assurance that these actions will remediate these deficiencies or that additional deficiencies or a material weaknesses will not be identified in the future, management believes the foregoing efforts will, when implemented, strengthen our DC&P and ICFR. Management will take additional remedial actions as necessary as they continue to evaluate and work to improve the Company’s control environment.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of October 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K, filed with the SEC on December 22, 2023).
2.3	Contribution Agreement, dated May 15, 2024, by and among the Company, FaZe Holdings Inc., Faze Media Holdings, LLC and FaZe Media Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
2.4	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
2.5	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
3.2	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.2	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
4.3	Form of Convertible Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
4.4**	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.2	Backstop Agreement, dated as of October 19, 2023, by and among Registrant and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.4	Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.5	Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.6	Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.7	Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.8	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.9	Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.10	Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.11	Convertible Note, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.12	Security Agreement, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.13	Form of FaZe Support Agreement, dated as of October 19, 2023, by and between GameSquare Holdings, Inc. and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.14	Form of GameSquare Support Agreement, dated as of October 19, 2023, by and between FaZe Holdings Inc. and certain stockholders of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.15	Backstop Agreement, dates as of October 19, 2023, by and among GameSquare Holdings, Inc. and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.16	Financing and Security Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.17	Intercreditor Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.19	Trademark and License Agreement, dated May 15, 2024, between the Company and Faze Media, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.20	Registration Rights Agreement, dated May 15, 2024, between the Company and Faze Media Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.21	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.22	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.23	Transition Services Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.24	Service Order, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.25	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.26	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.27	Secondary Preferred Stock Purchase Agreement, dated as of June 17, 2024, by and among FaZe Media Holdings, LLC, M40A3 LLC, Gigamoon Media LLC, and FaZe Media, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.28	Purchaser Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.29	Seller Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.30	Amended and Restated License Agreement by and between the Company and FaZe Media, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.31	Standby Equity Purchase Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.32	Form of Convertible Promissory Note issued to YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.33	Registration Rights Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.34	Standstill and Repayment Agreement by and between GameSquare Holdings, Inc. and YA II PN, Ltd., dated as of November 5, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.35	Note Purchase Agreement, dated November 13, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
19**	GameSquare Holdings, Inc. Insider Trading Policy.
21**	Subsidiaries of GameSquare Holdings, Inc.
23**	Consent of Kreston GTA LLP.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	Filed herewith.
***	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	GameSquare Holdings, Inc.

	By:	/s/ Justin Kenna
Justin Kenna Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Kenna	Chief Executive Officer and Director	April 15, 2025
Justin Kenna	(Principal Executive Officer)

/s/ Michael Munoz	Chief Financial Officer	April 15, 2025
Michael Munoz	(Principal Financial Officer)

/s/ Stuart Porter	Director	April 15, 2025
Stuart Porter

/s/ Tom Walker	Director	April 15, 2025
Tom Walker

/s/ Travis Goff	Director	April 15, 2025
Travis Goff

/s/Jeremi Gorman	Director	April 15, 2025
Jeremi Gorman

/s/ Lou Schwartz	Director	April 15, 2025
Lou Schwartz

/s/ Nick Lewin	Director	April 15, 2025
Nick Lewin

/s/ Paul Hamilton	Director	April 15, 2025
Paul Hamilton

