Form 10-K/A
period 2024-12-31
GameSquare Holdings, Inc.
filed 2025-04-30
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s common stock as of April 29, 2025 were:

GAME Common Stock 38,913,565

Audit Firm ID	Auditor Name	Auditor Location
6644	Kreston GTA LLP	Markham, Ontario, Canada

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GameSquare Holdings, Inc. for the year ended December 31, 2024 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III, and to update the Exhibit index contained in Part IV, Item 15. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment. Certain capitalized terms used and not otherwise defined in this Amendment have the meanings given to them in the Original Filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors.

Name	Age	Positions with the Company	Director Since
Justin Kenna	40	Chief Executive Officer and Director	January 2021
Louis Schwartz	57	President and Director (Chair)	April 2023
Stuart Porter	59	Director	April 2023
Thomas Walker	50	Director	September 2021
Travis Goff	40	Director	September 2021
Jeremi Gorman	47	Director	November 2022
Paul Hamilton	54	Director	March 2024
Nick Lewin	48	Director	March 2024

Except for Louis Schwartz, President and Chairman of the Board of Directors and Justin Kenna, Chief Executive Officer and Director, of GameSquare, all of the current directors are considered “independent,” as they are free from a direct or indirect material relationship with GameSquare which could reasonably be expected to interfere with the exercise of their independent judgment as directors. The basis for this determination is that, since the commencement of GameSquare’s fiscal year ended December 31, 2024 and up to the date hereof, none of the current directors have worked for GameSquare, received remuneration from GameSquare (other than in their capacity as directors) or had material contracts with or material interests in GameSquare which could interfere with their ability to act in GameSquare’s best interests, except for Louis Schwartz and Justin Kenna.

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

Identification of Executive Officers.

Name	Age	Positions with the Company	Director Since
Justin Kenna	40	Chief Executive Officer and Director	January 2021
Louis Schwartz	57	President and Director (Chair)	April 2023
Michael Munoz	41	Chief Financial Officer	April 2023

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% stockholders to file reports of holdings and transactions in our shares with the SEC. For the fiscal year ended December 31, 2024, to our knowledge and based solely on a review of copies of reports furnished to us, or written representations, we believe that the applicable reporting requirements of Section 16(a) have been satisfied, except for the following late filings: an inadvertently delinquent Form 4 filed by Justin Kenna on August 16, 2024 reporting for August 11, 2024; an inadvertently delinquent Form 3 filed by Paul Hamilton on March 21, 2024 reporting for March 7, 202; an inadvertently delinquent Form 3 filed by Nick Lewin on March 21, 2024 reporting for March 7, 2024; an inadvertently delinquent Form 3 filed by Thomas Walker on March 11, 2024 reporting for January 1, 2024; and an inadvertently delinquent Form 3 filed by Blue & Silver Ventures, Ltd. on March 11, 2024 reporting for January 1, 2024.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2024 or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Promoters and Control Persons

Not applicable.

Corporate Codes and Policies

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

Code of Ethical Conduct

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

Insider Trading Policy

The Company’s Insider Trading Policy prohibits any Insiders and their family members who share the same household, under all circumstances, from trading options for, or selling “short,” GameSquare securities or entering into hedging or monetization transactions or similar arrangements with respect to GameSquare’s securities. Insiders also may not hold GameSquare securities in a margin account nor pledge GameSquare securities as collateral for a loan.

Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during the fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2024 were Justin Kenna, Louis Schwartz and Michael Munoz.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)(3)	Total compensation ($)
Justin Kenna	2024	600,000	-	-	109,859	-	-	33,796	743,655
Chief Executive Officer and Director	2023	600,000	-	1,253,287	-	-	-	12,072	1,865,359

Louis Schwartz	2024	500,000	-	-	109,859	-	-	33,944	643,803
President and Director (Chair)	2023	341,667	-	-	-	-	-	22,561	364,228

Michael Munoz	2024	293,317	-	-	-	-	-	34,690	328,007
Chief Financial Officer	2023	187,500	-	-	-	-	-	22,017	209,517

Notes:

(1)	The Corporation completed a reverse takeover transaction (the “RTO”) effective April 11, 2023. Certain amounts included in the table above reflect the compensation paid to the officers of GameSquare Esports Inc., as a predecessor to the Corporation, and the Corporation, subsequent to the completion of the RTO.
(2)	The weighted average fair value price per option was estimated using the Black-Scholes option pricing model.
(3)	Based on medical insurance and other insurance benefits.

Compensation Discussion and Analysis

For the financial year ended December 31, 2024 and 2023, the objective of the Corporation’s compensation strategy was to ensure that compensation for its NEOs is sufficiently attractive to recruit, retain and motivate high performing individuals to assist GameSquare in achieving its goals.

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

Bonus Payments

GameSquare’s cash bonus awards are designed to reward an executive for the direct contribution which he or she can make to the Corporation. NEOs are entitled to receive discretionary bonuses from time to time as determined or approved by the Board, upon the recommendation of the Chief Executive Officer. The Corporation does not currently prescribe a set of formal objective measures to determine discretionary bonus entitlements. Rather the Corporation uses informal goals which may include an assessment of an individual’s current and expected future performance, level of responsibilities and the importance of his/her position and contribution to the Corporation. Precise goals or milestones are not pre-set by the Board. The performance-based bonuses paid to the NEOs during the financial years ended December 31, 2024 and 2023 are listed in the summary compensation table.

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

The Corporation had adopted the Stock Option Plan and RSU Plan. The Stock Option Plan was approved by the shareholders of the Corporation at the special meeting on February 27, 2024.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes information regarding equity-based awards held by our Named Executive Officers as of December 31, 2024.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)

Justin Kenna	172,621	-	129,246 at $1.10	August 15, 2029	N/A	N/A	-	-
			41,310 at CAD$21.30	January 22, 2026
			2,065 at CAD$16.95	March 1, 2027
Louis Schwartz	134,023	-	129,246 at $1.10	August 15, 2029	N/A	N/A	-	-
			201 at CAD$426.00	February 10, 2026
			182 at CAD$426.00	March 3, 2027
			85 at CAD$426.00	August 25, 2025
			4309 at $3.64	May 26, 2029
Michael Munoz	11	-	11 at CAD$426.00	February 10, 2026	N/A	N/A	-	-

Notes:

(1)	Based on the closing price of our Common Stock of $0.825 on December 31, 2024, the last trading day of our fiscal year 2024, as reported by Nasdaq.

Pension Plan Benefits

The Corporation does not have and does not intend to implement any deferred compensation plan or pension plan that provides for payments or benefits at, following or in connection with retirement.

Termination of Employment, Change in Responsibilities, and Employment Contracts

The following describes the respective employment agreements entered into by the Corporation and each NEO as of December 31, 2024:

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

Summary of Termination Payments

The estimated incremental payments, payables and benefits that might be paid to the officers pursuant to the above noted agreements in the event of termination without cause or after a Change of Control (assuming such termination or Change of Control is effective as of December 31, 2024) are detailed below:

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

Employment, Consulting and Management Contracts

Management functions of GameSquare and its subsidiaries are substantially performed by GameSquare’s directors and executive officers. During the year ended December 31, 2024, GameSquare did not enter into any contracts, agreements or arrangements with parties other than its directors and executive officers (or their personal holding corporation) for the provision of such management functions.

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

Director Compensation

The following table summarizes the compensation paid to directors, other than directors who are also named executive officers and whose compensation as directors is reflected in the Summary Compensation Table in Item 11 above of this Form 10-K/A, for the fiscal year ended December 31, 2024.

Name	Fees earned ($)	Share- Based Awards ($)	Option- Based awards ($)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)	Total ($)
Thomas Walker	-	-	109,859	-	-	-	109,859
Travis Goff	-	-	109,859	-	-	-	109,859
Jeremi Gorman	-	-	109,859	-	-	-	109,859
Stuart Porter	-	-	109,859	-	-	-	109,859
Paul Hamilton	-	-	52,080	-	-	-	52,080
Nick Lewin	-	-	52,080	-	-	-	52,080

Compensation Recovery Policy

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

On March 7, 2024, the Company adopted the amended and restated Omnibus equity incentive plan (“Omnibus Plan”).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the Common Shares authorized for issuance from treasury under the Stock Option Plan and the RSU Plan, being the Corporation’s only compensation plans under which Common Shares are authorized for issuance, as of December 31, 2024.

Plan Category		Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price ($) of Outstanding Options, Warrants and Rights (B)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (A)) (C)
Equity Compensation Plans Not Approved by Shareholders		-	N/A	N/A
Equity Compensation Plans Approved by Shareholders	Stock Option Plan	416,621 2,344,594	CAD$19.34 USD$2.47	502,385
	RSU Plan	578,042	N/A	1,195,484
Total		3,339,257		1,697,869

As of December 31, 2024, the number of stock options and RSUs outstanding that were issued under the Stock Option plan and RSU plan, respectively, represents approximately 8.5% and 1.8% of the 32,635,995 outstanding Common Shares as of December 31, 2024.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth information known to GameSquare regarding the beneficial ownership of GameSquare Common Shares as of April 29, 2025 (unless otherwise indicated) by:

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

The beneficial ownership of GameSquare Common Shares is based on 38,913,565 shares of GameSquare Common Shares issued and outstanding as of April 29, 2025.

	Number of	Percentage of
	Common	Total Voting
Name and Address of Beneficial Owner(1)	Shares	Power
5% Holders
Entities affiliated with John Goff(2)	6,342,653	16.0%
Blue & Silver Ventures, Ltd.(3)	1,606,618	4.1%
GSQ Partners LLC	2,286,623	5.8%
Directors, Director Nominees and Named Executive Officers
Justin Kenna(4)	933,662	2.4%
Lou Schwartz(5)	379,486	1.0%
Travis Goff(6)	186,955	*
Jeremi Gorman	131,311	*
Stuart Porter(7)	1,381,186	3.5%
Tom Walker	-	-
Nick Lewin(8)	259,013	*
Paul Hamilton(9)	598,405	1.8%
Michael Munoz(10)	43,849	*
All Company directors and current executive officers as a group (9 individuals)	3,913,867	9.8%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o GameSquare Holdings, Inc., 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.
(2)	Includes: (i) 4,316,547 shares held directly by Goff Jones Strategic Partners LLC (“Goff Jones”); (ii) 647,482 shares issuable pursuant to the exercise of PIPE Warrants held by Goff Jones; (iii) 1,157,397 shares held by JCG 2016 Holdings, LP (“JCG Holdings”); and (iv) 221,227 shares held by Goff Family Investments, LP (“Family Investments”). Goff Capital, Inc. (“Goff Capital”), as general partner to Family Investments, may be deemed to beneficially own the securities held of record by Family Investments. John C. Goff is the Chief Executive Officer of Goff Capital. JCG Holdings exercises shared voting and dispositive control over the share held by Goff Jones and may be deemed to beneficially own the securities held of record by Goff Jones. JCG 2016 Management, LLC (“Holdings GP”), as general partner to JCG Holdings, may be deemed to beneficially own the securities held of record by JCG Holdings and Goff Jones. John C. Goff 2010 Family Trust (“Goff Family Trust”) is the sole shareholder of Goff Capital and Holdings GP and may be deemed to beneficially own the securities held of record by JCG Holdings, Family Investments and Goff Jones. John C. Goff is the sole trustee of Goff Family Trust, which is the sole shareholder of Goff Capital and Holdings GP, and consequently, he may be deemed to beneficially own the securities held of record by JCG Holdings, Family Investments, and Goff Jones. This information is as of March 11, 2024, and is based solely on information set forth in Schedule 13D/A filed with the SEC on March 11, 2024 by John C. Goff. The address for Goff Jones, JCG Holdings, Family Investments, Goff Capital, Holdings GP, Goff Family Trust and John C. Goff is 500 Commerce Street, Suite 700, Fort Worth, TX 76102.
(3)	Includes (i) 1,477,372 shares held by Blue & Silver Ventures, Ltd. and (ii) 129,246 shares issuable upon outstanding warrants exercisable within 60 days of April 29, 2025 held by Blue & Silver Ventures, Ltd.
(4)	Includes (i) 115,321 shares held directly by Mr. Kenna and (ii) 495,720 shares held by Kenna Holdings Inc. (iii) 322,621 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Kenna.
(5)	Includes (i) 244,630 shares held directly by Mr. Schwartz and (ii) 134,856 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Schwartz.
(6)	Includes (i) 50,249 shares held directly by Travis Goff and (ii) 5,395 shares of common stock underlying outstanding warrants that are exercisable within 60 days of April 29, 2025 held by Travis Goff and (iii) 131,311 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Travis Goff.
(7)	Includes (i) 899,357 shares held directly by Mr. Porter, (ii) 107,914 shares of common stock underlying outstanding warrants that are exercisable within 60 days of April 29, 2025 held by Mr. Porter, (iii) 148,933 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Porter, and (iv) 216,666 shares held indirectly by Mr. Porter through Three Curve Capital LP.
(8)	Includes (i) 95,668 shares held by CPH Phase II SPV LP, (ii) 67,943 shares held by CPH Phase III SPV LP (iii) 34,132 shares of common stock underlying outstanding restricted stock awards that are exercisable within 60 days of April 29, 2025 held by Mr. Lewin, and (iv) 61,270 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Lewin. CPH Holdings VII, LLC was the sole general partner of each of CPH Phase II SPV LP and CPH Phase III SPV LP, and Nick Lewin is the sole manager of CPH Holdings VII, LLC. In such capacity, Mr. Lewin had sole voting and investment power over the securities held by CPH Phase II SPV LP and CPH Phase III SPV LP and, therefore, may be deemed to be the beneficial owner of such securities. With respect to the securities held by CPH Phase II SPV LP and CPH Phase III SPV LP, Mr. Lewin disclaims beneficial ownership, except to the extent of his pecuniary interest therein. The business address of CPH Phase II SPV LP and CPH Phase III SPV LP is 1230 Montana Avenue, Suite 201, Santa Monica, CA 90403.
(9)	Represents (i) 503,003 shares held by AEV Esports, LLC (ii) 34,132 shares of common stock underlying outstanding restricted stock awards that are exercisable within 60 days of April 29, 2025 held by Mr. Hamilton, and (iii) 61,270 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Hamilton. Mr. Hamilton is the President and Chief Executive Officer of AEV Esports, LLC, and may be deemed to share voting and dispositive control over the shares held by AEV Esports, LLC.
(10)	Includes (i) 43,423 shares held directly by Mr. Munoz and (ii) 426 shares issuable upon outstanding stock options exercisable within 60 days of April 29, 2025 held by Mr. Munoz.
(11)	Represents (i) 1,984,635 shares held directly by GSQ Partners LLC; and (ii) 301,988 shares issuable upon outstanding warrants exercisable within 60 days of April 29, 2025 held by GSQ Partners LLC. The address for GSQ Partners LLC is 23 Main Street, Suite E, Tiburon, CA 94920.

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

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Kreston GTA, our independent auditors, for the fiscal years ended December 31, 2024 and December 31, 2023, respectively:

	Fiscal Year Ended December 31,
	2024	2023
Audit fees(1)	$589,625	$920,903
Audit-related fees(2)	—	—
Tax fees(3)	—	—

Total fees	$589,625	$920,903

(1)	Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023, review of the interim consolidated financial statements included in our Quarterly Reports and services normally provided in connection with regulatory filings. In addition, 2023 audit fees included fees associated with the re-audit of three years of historical financial statements of Engine Gaming and Media, Inc. under PCAOB auditing standards.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consistent with the requirements of the SEC and the PCAOB regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm to the Company. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit and case-by-case basis before the independent auditor is engaged to provide each service. All of the services provided by Kreston GTA for the fiscal years ended December 31, 2024 and December 31, 2023, respectively, described above were pre-approved by our Audit Committee or our Board. Our Audit Committee determined that the rendering of services other than audit services by Kreston GTA were compatible with maintaining the principal accountant’s independence.

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

2.4	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
2.5	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
3.2	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.1	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.2**	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
4.3	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
4.4	Form of Convertible Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.2	Backstop Agreement, dated as of October 19, 2023, by and among Registrant and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.4	Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.5	Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.6	Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.7	Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.8	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.9	Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.10	Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.11	Convertible Note, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.12	Security Agreement, dated as of December 29, 2023, by and between GameSquare Holdings, Inc. and King Street Partners LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.13	Form of FaZe Support Agreement, dated as of October 19, 2023, by and between GameSquare Holdings, Inc. and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).

10.14	Form of GameSquare Support Agreement, dated as of October 19, 2023, by and between FaZe Holdings Inc. and certain stockholders of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.15	Backstop Agreement, dates as of October 19, 2023, by and among GameSquare Holdings, Inc. and Goff & Jones Lending Co, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 6-K, filed with the SEC on October 20, 2023).
10.16	Financing and Security Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.17	Intercreditor Agreement dated as of September 14, 2023(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.18	Trademark and License Agreement, dated May 15, 2024, between the Company and Faze Media, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.19	Registration Rights Agreement, dated May 15, 2024, between the Company and Faze Media Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.20	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.21	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.22	Transition Services Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.23	Service Order, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.24	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.25	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.26	Secondary Preferred Stock Purchase Agreement, dated as of June 17, 2024, by and among FaZe Media Holdings, LLC, M40A3 LLC, Gigamoon Media LLC, and FaZe Media, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.27	Purchaser Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.28	Seller Voting Proxy by and between FaZe Media Holdings, LLC and M40A3 LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.29	Amended and Restated License Agreement by and between the Company and FaZe Media, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.30	Standby Equity Purchase Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.31	Form of Convertible Promissory Note issued to YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.32	Registration Rights Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.33	Standstill and Repayment Agreement by and between GameSquare Holdings, Inc. and YA II PN, Ltd., dated as of November 5, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.34	Note Purchase Agreement, dated November 13, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
19**	GameSquare Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
21.1**	Subsidiaries of GameSquare Holdings, Inc (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
23.1**	Consent of Kreston GTA LLP (incorporated by reference to Exhibit 23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
31.2**	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
31.3*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
97.1**	Clawback Policy (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025	GameSquare Holdings, Inc.

	By:	/s/ Justin Kenna
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Kenna	Chief Executive Officer and Director	April 30, 2025
Justin Kenna	(Principal Executive Officer)

/s/ Michael Munoz	Chief Financial Officer	April 30, 2025
Michael Munoz	(Principal Financial Officer)

/s/ Stuart Porter	Director	April 30, 2025
Stuart Porter

/s/ Thomas Walker	Director	April 30, 2025
Thomas Walker

/s/ Travis Goff	Director	April 30, 2025
Travis Goff

/s/Jeremi Gorman	Director	April 30, 2025
Jeremi Gorman

/s/ Lou Schwartz	Director	April 30, 2025
Lou Schwartz

/s/ Paul Hamilton	Director	April 30, 2025
Paul Hamilton

/s/ Nick Lewin	Director	April 30, 2025
Nick Lewin

