Form 10-Q
period 2025-03-31
GameSquare Holdings, Inc.
filed 2025-05-15
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on May 14, 2025
Common Stock - $0.0001 par value	38,913,565

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash	$4,675,226	$12,094,950
Restricted cash	1,137,735	1,054,030
Accounts receivable, net	18,305,786	21,330,847
Government remittances	150,529	119,721
Promissory note receivable, current	475,994	379,405
Prepaid expenses and other current assets	1,060,982	1,493,619
Total current assets	25,806,252	36,472,572
Investment	2,199,909	2,199,909
Promissory note receivable	9,307,979	9,212,785
Property and equipment, net	266,548	303,950
Goodwill	12,704,979	12,704,979
Intangible assets, net	15,099,765	15,265,736
Right-of-use assets	2,394,432	2,570,516
Total assets	$67,779,864	$78,730,447
Liabilities and Shareholders’ Equity
Accounts payable	$23,559,503	$27,349,372
Accrued expenses and other current liabilities	10,647,154	13,694,179
Players liability account	47,535	47,535
Deferred revenue	2,734,063	2,726,121
Current portion of operating lease liability	756,524	748,916
Line of credit	2,851,175	3,501,457
Promissory note payable, current	2,786,083	-
Convertible debt carried at fair value	1,641,954	6,481,704
Warrant liability	8,991	14,314
Arbitration reserve	143,791	199,374
Total current liabilities	45,176,773	54,762,972
Convertible debt carried at fair value	10,217,808	9,908,784
Operating lease liability	1,871,009	2,054,443
Total liabilities	57,265,590	66,726,199
Commitments and contingencies (Note 14)
Preferred stock (no par value, unlimited shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	-	-
Common stock (no par value, unlimited shares authorized, 38,825,619 and 32,635,995 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	-	-
Additional paid-in capital	124,962,870	119,441,634
Accumulated other comprehensive loss	(46,091)	(208,617)
Non-controlling interest	12,924,155	14,942,287
Accumulated deficit	(127,326,660)	(122,171,056)
Total shareholders’ equity	10,514,274	12,004,248
Total liabilities and shareholders’ equity	$67,779,864	$78,730,447

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$21,109,659	$17,728,224
Cost of revenue	17,776,605	14,335,067
Gross profit	3,333,054	3,393,157
Operating expenses:
General and administrative	5,757,613	4,918,630
Selling and marketing	2,023,375	2,221,653
Research and development	768,966	685,153
Depreciation and amortization	581,795	755,449
Restructuring charges	577,871	-
Other operating expenses	745,377	1,093,420
Total operating expenses	10,454,997	9,674,305
Loss from continuing operations	(7,121,943)	(6,281,148)
Other income (expense), net:
Interest expense	(49,558)	(435,128)
Change in fair value of convertible debt carried at fair value	333,477	(106,601)
Change in fair value of warrant liability	5,347	37,257
Arbitration settlement reserve	55,583	95,125
Other income (expense), net	(73,780)	(117,270)
Total other income (expense), net	271,069	(526,617)
Loss from continuing operations before income taxes	(6,850,874)	(6,807,765)
Income tax benefit	-	-
Net loss from continuing operations	(6,850,874)	(6,807,765)
Net income (loss) from discontinued operations	(322,862)	1,546,817
Net loss	(7,173,736)	(5,260,948)
Net loss attributable to non-controlling interest	2,018,132	-
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(5,155,604)	$(5,260,948)

Comprehensive loss, net of tax:
Net loss	$(7,173,736)	$(5,260,948)
Change in foreign currency translation adjustment	162,526	553,996
Comprehensive loss	(7,011,210)	(4,706,952)
Comprehensive income attributable to non-controlling interest	2,018,132	-
Comprehensive loss	$(4,993,078)	$(4,706,952)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.13)	$(0.39)
From discontinued operations	(0.01)	0.09
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.14)	$(0.30)
Weighted average common shares outstanding - basic and diluted	36,719,712	17,368,512

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional paid-	Accumulated other comprehensive	Accumulated	Non- controlling	Shareholders’
	Shares	Par value	in capital	(loss) income	deficit	interest	equity
Balance, January 1, 2025	32,635,995	$-	$119,441,634	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Conversion of convertible debt	5,032,233	-	3,992,238	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,094,891	-	1,500,000	-	-	-	1,500,000
Restricted share units exercised	62,500	-	-	-	-	-	-
Share-based compensation - options and RSUs	-	-	28,998	-	-	-	28,998
Other comprehensive income	-	-	-	162,526	-	-	162,526
Net loss	-	-	-	-	(5,155,604)	(2,018,132)	(7,173,736)
Balance, March 31, 2025	38,825,619	$-	$124,962,870	$(46,091)	$(127,326,660)	$12,924,155	$10,514,274

Balance, January 1, 2024	12,989,128	$-	$91,915,169	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	-	14,587,000	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	-	9,865,058	-	-	-	9,865,058
Share-based compensation - options and RSUs	-	-	419,228	-	-	-	419,228
Other comprehensive income	-	-	-	553,996	-	-	553,996
Net loss	-	-	-	-	(5,260,948)	-	(5,260,948)
Balance, March 31, 2024	30,316,256	$-	$116,786,455	$421,915	$(78,681,097)	$-	$38,527,273

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,173,736)	$(5,260,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	581,795	981,998
Amortization of operating lease right-of-use assets	176,084	88,365
Gain on disposition of Complexity	-	(3,009,891)
Accretion of promissory note receivable	(304,283)	-
Change in fair value of warrant liability	(5,347)	(37,257)
Change in fair value of arbitration reserve	(55,583)	(95,125)
Change in fair value of convertible debt carried at fair value	(333,477)	106,601
Share-based compensation	28,998	419,228
Changes in operating assets and liabilities:
Accounts receivable, net	3,025,061	(3,653,682)
Government remittances	(30,808)	(33,365)
Prepaid expenses and other current assets	432,637	(920,355)
Accounts payable, accrued expenses and other current liabilities	(4,755,822)	2,852,196
Deferred revenue	7,942	635,661
Operating lease liability	(175,826)	(89,046)
Net cash used in operating activities	(8,582,365)	(8,015,620)
Cash flows from investing activities:
Purchase of property and equipment	(75,410)	(758)
Purchase of intangible assets	(300,000)	-
Cash acquired in Faze Clan acquisition	-	2,406,812
Disposal of Complexity, net of cash disposed	-	328,284
Net cash provided by investing activities	(375,410)	2,734,338
Cash flows from financings activities:
Proceeds from private placements	-	10,000,000
Payment of equity issuance costs	-	(134,942)
Proceeds (repayments) on promissory notes receivable, net	112,500	-
Proceeds (repayments) on promissory notes payable, net	2,000,000	-
Repayment of principal on convertible debt	-	(100,000)
Proceeds (repayments) on line of credit, net	(650,282)	(286,146)
Net cash provided by financing activities	1,462,218	9,478,912
Effect of exchange rate changes on cash and restricted cash	159,538	631,013
Net increase (decrease) in cash and restricted cash	(7,336,019)	4,828,643
Cash and restricted cash, beginning of period	13,148,980	2,992,838
Cash and restricted cash, end of period	$5,812,961	$7,821,481

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three months ended March 31,
	2025	2024
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$164,379	$205,436
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	229,251	136,452

Supplemental disclosure of non-cash investing and financing activities:
Disposition of Complexity in exchange for promissory note receivable	-	7,125,628
Shares, options, and warrants issued for acquisition of FaZe	-	14,587,000
Conversion of convertible debt	3,992,238	-
Shares issued to settle legal and other amounts payable	1,500,000	-

Reconciliation of cash and restricted cash:

	March 31, 2025	December 31, 2024
Cash	$4,675,226	$12,094,950
Restricted cash	1,137,735	1,054,030
Cash and restricted cash shown in the consolidated statements of cash flows	$5,812,961	$13,148,980

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $127.3 million as of March 31, 2025 ($122.2 million as of December 31, 2024). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of March 31, 2025, the Company had a working capital deficiency of $19.4 million (as of December 31, 2024, a working capital deficiency of $18.3 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared following generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP for annual financial statements. In management’s opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025, and amended on April 30, 2025 (the “2024 Form 10-K”).

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

The Company’s material subsidiaries as of March 31, 2025, are as follows:

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

(c) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) credit losses on promissory notes receivable; (ii) valuation of convertible debt; (iii) contingent liabilities; (iv) share-based compensation; (v) assumptions used in business combinations, primarily related to management forecasting of operating cash flows; and (vi) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

(d) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had one customer whose revenue accounted for approximately 34% and 57% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

One customer individually accounted for more than 10% of the Company’s accounts receivable as of March 31, 2025, and no customer as of December 31, 2024.

(e) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. There were no significant changes to the Company’s segment reporting disclosures as a result of adopting ASU No 2023-07.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2025, the Company is organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

3. Recent accounting pronouncements

(a) Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is to be applied prospectively. Retroactive application is permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

As a result of the Transaction, during the three months ended March 31, 2025 and 2024, Complexity met the requirements to be reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

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

Subsequent to March 31, 2025, the Company disposed of its remaining ownership in Faze Media, Inc. (See Note 18).

5. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(3,315,139)
Impairment of Stream Hatchet	(4,945,299)
Impairment of Sideqik	(2,486,000)
Balance, December 31, 2024 and March 31, 2025	$12,704,979

Goodwill resulting from the acquisition of FaZe was allocated to the Teams operating and reportable segment.

There were no impairment charges related to goodwill incurred during the three months ended March 31, 2025 and 2024, respectively.

(b) Intangible assets

Intangible assets consist of the following:

	As of March 31, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,063,061	$(2,235,640)	$(2,655,946)	$7,171,475
Talent network	1,400,000	(595,833)	$-	804,167
Brand name	9,543,487	(1,635,144)	$(784,220)	7,124,123
Software	1,830,000	(608,589)	$(1,221,411)	-
Total intangible assets	$24,836,548	$(5,075,206)	$(4,661,577)	$15,099,765

	As of December 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,058,560	$(2,056,023)	$(2,655,946)	$7,346,591
Talent network	$1,100,000	$(458,333)	-	641,667
Brand name	9,540,261	(1,478,563)	(784,220)	7,277,478
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$24,528,821	$(4,601,508)	$(4,661,577)	$15,265,736

The Company recognized amortization expense for intangible assets of $0.5 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2025	$1,376,302
2026	1,435,856
2027	797,836
2028	797,836
2029	797,836
Thereafter	9,894,099
Total estimated amortization expense	$15,099,765

There were no impairment charges related to other intangible assets incurred during the three months ended March 31, 2025 and 2024, respectively.

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

The components of operating lease expense are as follows:

	Three months ended March 31,

Operating lease expense	229,509	135,772
Variable lease expense	85,924	46,340
Total operating lease costs	315,433	182,112

As of March 31, 2025, the remaining lease-term and discount rate on the Frisco, TX lease was 4.1 years and 8.3%, respectively. As of March 31, 2025, the remaining lease-term and discount rate on the Culver City, CA lease was 2.0 years and 7.0%, respectively.

Maturities of the lease liability are as follows:

2025	703,224
2026	937,632
2027	643,764
2028	545,808
2029	181,936
Thereafter	-
Total lease payments	3,012,364
Less: Interest	(384,831)
Total lease liability	$2,627,533

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

As of March 31, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $2.9 million. During the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $0.1 million and $0.2 million on the LOC.

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

On January 2, 2025, the Company extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare issued a zero-coupon, 60-day promissory note to Yorkville associated with remaining unconverted principal a prepayment penalty of $0.8 million. Additionally, all shares previously owned by Yorkville, were purchased by outside investors in block transactions that occurred on January 21, 2025.

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

Outstanding as of March 31, 2025

(a) Three Curve CD

On September 1, 2022, Engine extended convertible debentures that were due to mature in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	March 31, 2025	December 31, 2024
Share price	$0.595	$0.83
Conversion price	$4.40	$4.40
Term, in years	0.42	0.67
Interest rate	7%	7%
Expected volatility	85.00%	95.00%
Risk-free interest rate	4.26%	4.21%
Expected dividend yield	0%	0%

(b) Gigamoon CD

Key terms include (a) a maturity date of November 13, 2029, (b) an interest rate of 7.5% per annum and (c) a conversion price of $2.50 per share or 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc.

Given the conversion of the Gigamoon CD on April 1, 2025 as discussed above, the fair value of the Gigamoon CD as of March 31, 2025 was determined to be its carrying value (principal + accrued interest) of $10.2 million.

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	Gigamoon CD	Total
Balance, December 31, 2024	$1,629,448	$4,852,256	$9,908,784	$16,390,488
Interest expense	21,575	-	184,932	206,507
Transfer to promissory note payable	-	(411,518)	-	(411,518)
Conversion of debt	-	(3,992,238)	-	(3,992,238)
Change in fair value(1)	(9,069)	(448,500)	124,092	(333,477)
Balance, March 31, 2025	$1,641,954	$-	$10,217,808	$11,859,762

Contractual principal balances outstanding:
As of December 31, 2024	$1,250,000	$4,124,299	$10,000,000	$15,374,299
As of March 31, 2025	$1,250,000	$-	$10,000,000	$11,250,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

9. Shareholders’ Equity

(a) Description of the Company’s securities

The Company is authorized to issue an unlimited number of common shares, with no par value. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

(b) Activity for the periods presented

On January 2, 2025, the Company extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Yorkville was issued 5,032,233 common shares for conversion of $3.7 million principal ($4.0 million fair value), with the remaining $411 thousand refinanced into the promissory note with Yorkville discussed above.

Issued 1,094,891 common shares to pay an outstanding settlement due to the former CEO of Faze Clan for $1.5 million.

During the three months ended March 31, 2025, the Company issued 62,500 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 11(b)).

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

10. Net loss per share

As the Company incurred a net loss for the three months ended March 31, 2025 and 2024, the inclusion of certain Options, unvested stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three months ended March 31,
	2025	2024
Options and RSUs outstanding	3,264,257	3,122,971
Warrants outstanding	1,978,481	2,403,226
Shares issuable upon conversion of convertible debt	4,284,090	2,159,090
Total	9,526,828	7,685,287

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

The maximum number of common shares available for issuance pursuant to the settlement of RSUs and Options shall be 20% of the issued and outstanding common shares, or 7.8 million common shares as of March 31, 2025.

(a) Options

The following is a summary of Options outstanding as of March 31, 2025 and December 31, 2024, and changes during the three months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	416,621	$19.34	1.96	$-
Outstanding at March 31, 2025	416,621	$19.34	1.71	$-
Exercisable at March 31, 2025	416,621	$19.34	1.71	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	2,344,594	$2.47	6.91	$-
Outstanding at March 31, 2025	2,344,594	$2.47	6.67	$-
Exercisable at March 31, 2025	2,314,598	$2.47	6.68	$-

See Note 4 for a summary of the significant valuation inputs used to value options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $3 thousand and $18 thousand for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on March 31, 2025, and December 31, 2024, and changes during the three months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2024	578,042	$2.70
Granted	25,000	0.80
Exercised	(62,500)	0.86
Forfeited	(37,500)	0.90
Outstanding at March 31, 2025	503,042	$2.97

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date (see Note 4).

Shared-based compensation expense related to the vesting of RSU’s was $26 thousand and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

12. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the three months ended March 31, 2025:

Amount
Balance, December 31, 2024	$14,314
Change in fair value	(5,347)
Foreign exchange	24
Balance, March 31, 2025	$8,991

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	March 31, 2025	December 31, 2024
Share price	CAD$0.85	CAD$1.19
Term, in years	2.50	2.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.44%	2.85%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The Company had 123,930 liability-classified warrants with a weighted average exercise price of CAD$9.68 outstanding as of March 31, 2025 and December 31, 2024. There we no changes during the three months then ended March 31, 2025.

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

The Company had 1,854,551 equity-classified warrants with a weighted average exercise price of $37.63 outstanding as of March 31, 2025 and December 31, 2024. There we no changes during the three months then ended March 31, 2025.

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

(b) Promissory note with significant investor

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

14. Commitments and contingencies

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

Alta Partners v. FaZe Holdings, Inc. – On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. The Company is currently investigating this matter.

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

15. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2025, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Three months ended March 31, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$9,466,934	$-	$9,466,934
Agency	229,706	2,070,329	-	2,300,035
SaaS + Advertising	-	7,718,318	1,624,372	9,342,690
Total Revenue	229,706	19,255,581	1,624,372	21,109,659
Cost of sales
Teams	-	8,161,844	-	8,161,844
Agency	216,949	1,264,872	-	1,481,821
SaaS + Advertising	-	7,200,403	932,537	8,132,940
Total Cost of sales	216,949	16,627,119	932,537	17,776,605
Gross profit
Teams	-	1,305,090	-	1,305,090
Agency	12,757	805,457	-	818,214
SaaS + Advertising	-	517,915	691,835	1,209,750
Total Gross profit	$12,757	$2,628,462	$691,835	$3,333,054

	Three months ended March 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,562,953	$-	$2,562,953
Agency	378,649	2,564,208	-	2,942,857
SaaS + Advertising	-	11,442,510	779,904	12,222,414
Total Revenue	378,649	16,569,671	779,904	17,728,224
Cost of sales
Teams	-	1,581,570	-	1,581,570
Agency	250,632	2,160,674	-	2,411,306
SaaS + Advertising	-	10,261,585	80,606	10,342,191
Total Cost of sales	250,632	14,003,829	80,606	14,335,067
Gross profit
Teams	-	981,383	-	981,383
Agency	128,017	403,534	-	531,551
SaaS + Advertising	-	1,180,925	699,298	1,880,223
Total Gross profit	$128,017	$2,565,842	$699,298	$3,393,157

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	March 31 2025	December 31, 2024
USA	$260,260	$297,727
United Kingdom	1,378	1,337
Spain	4,910	4,886
Total	$266,548	$303,950

16. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	8,991	8,991
Arbitration reserve	143,791	-	-	143,791
Convertible debt	-	-	11,859,762	11,859,762

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	14,314	14,314
Arbitration reserve	199,374	-	-	199,374
Convertible debt	-	-	16,390,488	16,390,488

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

The Company recognized a pretax net loss of $1.4 million for the three months ended March 31, 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the three months ended March 31, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million.

Complexity had amortization and depreciation of $0.2 million for the three months ended March 31, 2024. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

18. Subsequent events

Gigamoon CD – Disposal of Faze Media

As previously disclosed, on November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon. This represented all of the remaining shares of Faze Media held by the Company, resulting in disposal of Faze Media. As there was no formal plan in place to dispose of Faze Media and the disposal was contingent upon the option holder exercising its option to acquire the remaining shares of Faze Media, which was not in the Company’s control, the held for sale criteria was not met as of the balance sheet date. The Company will reflect Faze Media as discontinued operations in its second quarter financial statements when the sale occurred.

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

Current Market Conditions

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to March 2025, the Company has completed five acquisitions and divested two non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2025 and 2024. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three months ended March 31,
	2025	2024	Variance
Revenue	$21,109,659	$17,728,224	$3,381,435
Cost of revenue	17,776,605	14,335,067	3,441,538
Gross profit	3,333,054	3,393,157	(60,103)
Operating expenses:
General and administrative	5,757,613	4,918,630	838,983
Selling and marketing	2,023,375	2,221,653	(198,278)
Research and development	768,966	685,153	83,813
Depreciation and amortization	581,795	755,449	(173,654)
Restructuring charges	577,871	-	577,871
Other operating expenses	745,377	1,093,420	(348,043)
Total operating expenses	10,454,997	9,674,305	780,692
Loss from continuing operations	(7,121,943)	(6,281,148)	(840,795)
Other income (expense), net:
Interest expense	(49,558)	(435,128)	385,570
Change in fair value of convertible debt carried at fair value	333,477	(106,601)	440,078
Change in fair value of warrant liability	5,347	37,257	(31,910)
Arbitration settlement reserve	55,583	95,125	(39,542)
Other income (expense), net	(73,780)	(117,270)	43,490
Total other income (expense), net	271,069	(526,617)	797,686
Loss from continuing operations before income taxes	(6,850,874)	(6,807,765)	(43,109)
Income tax benefit	-	-	-
Net loss from continuing operations	(6,850,874)	(6,807,765)	(43,109)
Net income (loss) from discontinued operations	(322,862)	1,546,817	(1,869,679)
Net loss	(7,173,736)	(5,260,948)	(1,912,788)
Net loss attributable to non- controlling interest	2,018,132	-	2,018,132
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(5,155,604)	$(5,260,948)	$105,344

Revenue

The following tables disaggregate revenue by revenue stream and geographic region for the three months ended March 31, 2025, and 2024.

	Three months ended March 31, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$9,466,934	$-	$9,466,934
Agency	229,706	2,070,329	-	2,300,035
SaaS + Advertising	-	7,718,318	1,624,372	9,342,690
Total Revenue	229,706	19,255,581	1,624,372	21,109,659
Cost of sales
Teams	-	8,161,844	-	8,161,844
Agency	216,949	1,264,872	-	1,481,821
SaaS + Advertising	-	7,200,403	932,537	8,132,940
Total Cost of sales	216,949	16,627,119	932,537	17,776,605
Gross profit
Teams	-	1,305,090	-	1,305,090
Agency	12,757	805,457	-	818,214
SaaS + Advertising	-	517,915	691,835	1,209,750
Total Gross profit	$12,757	$2,628,462	$691,835	$3,333,054

	Three months ended March 31, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,562,953	$-	$2,562,953
Agency	378,649	2,564,208	-	2,942,857
SaaS + Advertising	-	11,442,510	779,904	12,222,414
Total Revenue	378,649	16,569,671	779,904	17,728,224
Cost of sales
Teams	-	1,581,570	-	1,581,570
Agency	250,632	2,160,674	-	2,411,306
SaaS + Advertising	-	10,261,585	80,606	10,342,191
Total Cost of sales	250,632	14,003,829	80,606	14,335,067
Gross profit
Teams	-	981,383	-	981,383
Agency	128,017	403,534	-	531,551
SaaS + Advertising	-	1,180,925	699,298	1,880,223
Total Gross profit	$128,017	$2,565,842	$699,298	$3,393,157

Key Components and Comparison of Results of Operations

Three months ended March 31, 2025 and 2024

Revenue

Revenues for the three months ended March 31, 2025, were $21.1 million, in comparison to $17.8 million for the same period in 2024. The increase was primarily related to the acquisition of FaZe on March 7, 2024 and FaZe only being in last 24 days in the prior year period.

Team Revenue

Teams revenue for the three months ended March 31, 2025, was $9.5 million, in comparison to $2.6 million for the same period in 2024. The increase was primarily related to the acquisition of FaZe on March 7, 2024 and FaZe only being in last 24 days in the prior year period.

Agency Revenue

Agency revenue for the three months ended March 31, 2025, was $2.9 million, in comparison to $2.3 million for the same period in 2024. The variance between the periods was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the three months ended March 31, 2025, was $9.3 million, in comparison to $12.2 million for the same period in 2024. The decrease was related to decline in our programmatic advertising business of approximately $3 million.

Cost of Sales

Cost of sales for the three months ended March 31, 2025, was $17.8 million, in comparison to $14.3 million for the same period in 2024. The increase was primarily related to an increase in revenue associated with the acquisition of FaZe discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended March 31, 2025, was $5.8 million, in comparison to $4.9 million for the same period in 2024. The increase was primarily related to our acquisition of Faze as discussed above.

Selling and marketing

Selling and marketing expenses for the three months ended March 31, 2025, was $2.0 million, in comparison to $2.2 million for the same period in 2024. The decrease was due to a $0.3 million reduction in third party marketing costs between the two periods.

Research and development

Research and development expenses for the three months ended March 31, 2025, was $0.8 million, in comparison to $0.7 million for the same period in 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2025, was $0.6 million, in comparison to $0.8 million for the same period in 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the same period in the prior year.

Restructuring charges

Restructuring charges for the three months ended March 31, 2025, were $0.6 million, in comparison to $0 for the same period in 2024. The increase was due to more continued restructuring and further operational integration post FaZe acquisition.

Other operating expenses

Other operating expenses for the three months ended March 31, 2025, was $0.7 million, in comparison to $1.1 million for the same period in 2024. Other operating expenses between the quarters consisted solely of transaction related expenses. The Company incurred transaction costs in the 2025 period connected to the disposal of Faze Media Inc. on April 1, 2025, in addition to a couple of M&A opportunities that were pursued during the quarter but ultimately did not sign. The 2024 period included transaction costs related to the acquisition of FaZe and disposal of Complexity.

Other income and expenses

Interest expense, net

Interest expense, net for the three months ended March 31, 2025, was $0.1 million, in comparison to $0.4 million for the same period in 2024. The reduction of interest expense, net was due to interest income on the promissory notes from the disposal of Complexity on March 1, 2024 and Frankly Media assets on May 31, 2024. The 2023 period only had one month of interest income on the Complexity promissory note and no interest on the Frankly Media promissory note.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended March 31, 2025, was $0.3 million, in comparison to $(0.1) million for the same period in 2024. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended March 31, 2025, was $5 thousand, in comparison to $37 thousand for the same period in 2024. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended March 31, 2025, was $0.1 million, in comparison to $0.1 million for the same period in 2023. The variance between the periods was not significant.

Other income (expense), net

Other income (expense) for the three months ended March 31, 2025, was $(0.1) million, in comparison to $(0.1) million for the same period in 2024. The variance between the periods was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months March 31, 2025, was $(0.3) million, in comparison to a net income of $1.5 million for the same period in 2024. The decrease in net income was primarily related to gain on disposal of Complexity of $3.0 million in the 2024 period partially offset by net loss from operations of Complexity of $1.4 million.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended March 31,
	2025	2024
Net loss	$(7,173,736)	$(5,260,948)
Interest expense	49,558	435,128
Amortization and depreciation	581,795	755,449
Share-based payments	28,998	419,228
Transaction costs	745,377	1,093,420
Arbitration settlement reserve	(55,583)	(95,125)
Restructuring costs	577,871	-
Change in fair value of warrant liability	(5,347)	(37,257)
Change in fair value of convertible debt carried at fair value	(333,477)	106,601
Gain on disposition of subsidiary	298,382	(3,009,891)
Loss from discontinued operations	24,480	1,463,074
Net loss attributable to non-controlling interest	2,018,132	-
Net loss attributable to non-controlling interest (adjustment for NCI share of add backs to Adjusted EBITDA)	(164,561)	-
Adjusted EBITDA	$(3,408,111)	$(4,130,321)

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

As of March 31, 2025, cash and restricted cash totaled $5.8 million, compared to $13.1 million as of December 31, 2024.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of March 31, 2025, our principal sources of liquidity were our cash and accounts receivable in the amount of $4.7 million and $18.3 million, respectively, and available borrowings under our line of credit as well as new debt and/or equity issuances.

As discussed in recent developments above, we obtained gross proceeds of $10.0 million from the Gigamoon CD issued in December 2024.

Operating Activities

Net cash used in operating activities was $8.6 million during the three months ended March 31, 2025, compared with $8.0 million used in operating activities in the comparative period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2025.

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2025, which was primarily due $2 million promissory note issued on March 25, 2025, as discussed in the recent developments section. Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2024, which was primarily due to PIPE Financing on March 7, 2024 of $10 million.

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

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for three months ended March 31, 2025, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the three months ended March 31, 2025. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alta Partners v. FaZe Holdings, Inc. – On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. The Company is currently investigating this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

GAMESQUARE HOLDINGS, INC.

FORM 10-Q

EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

10.1	Promissory Note, dated as of March 25, 2025, by and between GameSquare Holdings, Inc. and Blue & Silver Ventures, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.2	Security Agreement, dated as of March 25, 2025, by and between GameSquare Holdings, Inc. and Blue & Silver Ventures, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).

10.3	Exchange Agreement by and among GameSquare Holdings, Inc., FaZe Media Holdings, LLC, and Gigamoon Media, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2025).

10.4	Amendment to the GameSquare Holdings Inc. 2024 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 16, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from GameSquare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	May 15, 2025	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2025	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

