Form 10-Q
period 2025-06-30
GameSquare Holdings, Inc.
filed 2025-08-14
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 12, 2025
Common Stock - $0.0001 par value	98,998,596

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. All statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, expected return of its ETH based treasury program, as well as any information concerning possible or assumed future results of operations.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the sufficiency of our cash and investments to meet our liquidity needs;

●	our limited operating history and uncertain future prospects and rate of growth due to our limited operating history, including our ability to implement business plans and other expectations;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to maintain and grow the strength of our brand reputation;

●	the Company’s ability to achieve its objectives;

●	our ability to manage our growth effectively;

●	our ability to retain existing and attract new Esports professionals, content creators and influencers;

●	our success in retaining or recruiting, or changes required in, our officers, directors and other key employees or independent contractors;

●	our ability to maintain and strengthen our community of brand partners, engaged consumers, content creators, influencers and Esports professionals, and the success of our strategic relationships with these and other third parties;

●	our ability to effectively compete within the industry;

●	our presence on the internet and various third-party mass media platforms;

●	risks related to data security and privacy, including the risk of cyber-attacks or other security incidents;

●	risks resulting from our global operations;

●	our ability to maintain the listing of our Common Stock on Nasdaq;

●	our securities’ potential liquidity and trading, including that the price of our securities may be volatile;

●	future issuances, sales or resales of our securities;

●	the impact of our recent underwritten offerings, including potential dilution to existing shareholders, changes to our capital structure, and the manner in which we deploy the proceeds;

●	the grant and future exercise of registration rights;

●	our ability to secure future financing, if needed, and our ability to repay any future indebtedness when due;

●	the ability of the Company to complete offerings on acceptable terms;

●	the impact of the regulatory environment in our industry and complexities with compliance related to such environment, including our ability to comply with complex regulatory requirements;

●	volatility, liquidity, and market acceptance of digital assets;

●	changes in accounting, tax, or valuation standards applicable to digital assets;

●	our ability to execute on our crypto treasury allocation, diversification, and hedging strategies;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to respond to general economic conditions, including market interest rates;

●	our ability to execute on future acquisitions, mergers or dispositions; and

●	changes to accounting principles and guidelines.

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash	$4,697,832	$12,094,950
Restricted cash	1,789,259	1,054,030
Accounts receivable, net	12,954,496	21,330,847
Government remittances	121,617	119,721
Promissory note receivable, current	176,647	379,405
Prepaid expenses and other current assets	884,038	1,493,619
Total current assets	20,623,889	36,472,572
Investment	2,199,909	2,199,909
Promissory note receivable	8,754,585	9,212,785
Property and equipment, net	119,989	303,950
Goodwill	5,557,551	12,704,979
Intangible assets, net	5,231,027	15,265,736
Right-of-use assets	1,600,843	2,570,516
Total assets	$44,087,793	$78,730,447
Liabilities and Shareholders’ Equity
Accounts payable	$26,129,652	$27,349,372
Accrued expenses and other current liabilities	11,174,343	13,694,179
Players liability account	47,535	47,535
Deferred revenue	2,473,552	2,726,121
Current portion of operating lease liability	425,461	748,916
Line of credit	3,228,001	3,501,457
Promissory note payable, current	2,871,076	-
Convertible debt carried at fair value	1,669,330	6,481,704
Warrant liability	27,164	14,314
Arbitration reserve	210,008	199,374
Total current liabilities	48,256,122	54,762,972
Convertible debt carried at fair value	-	9,908,784
Operating lease liability	1,374,054	2,054,443
Total liabilities	49,630,176	66,726,199
Commitments and contingencies (Note 14)
Preferred stock ($0.001 par value, 50,000,000 authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	-	-
Common stock and Additional paid-in capital ($0.001 par value, 100,000,000 shares authorized, 39,123,968 and 32,635,995 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	125,396,697	119,441,634
Accumulated other comprehensive loss	(594,074)	(208,617)
Non-controlling interest	-	14,942,287
Accumulated deficit	(130,345,006)	(122,171,056)
Total shareholders’ equity	(5,542,383)	12,004,248
Total liabilities and shareholders’ equity	$44,087,793	$78,730,447

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$15,852,706	$17,829,175	$30,583,937	$33,406,699
Cost of revenue	13,426,252	15,307,881	24,793,857	28,816,057
Gross profit	2,426,454	2,521,294	5,790,080	4,590,642
Operating expenses:
General and administrative	4,076,391	4,917,730	8,350,837	9,402,195
Selling and marketing	1,497,096	1,636,571	2,944,853	3,449,227
Research and development	557,403	585,031	1,113,010	1,189,305
Depreciation and amortization	302,360	564,346	558,825	1,182,368
Restructuring charges	165,328	-	782,541	-
Other operating expenses	547,188	994,717	1,292,565	2,088,137
Total operating expenses	7,145,766	8,698,395	15,042,631	17,311,232
Loss from continuing operations	(4,719,312)	(6,177,101)	(9,252,551)	(12,720,590)
Other income (expense), net:
Interest income (expense)	44,590	(192,257)	(4,968)	(627,385)
Change in fair value of convertible debt carried at fair value	(5,561)	563,360	327,916	456,759
Change in fair value of warrant liability	(17,731)	15,643	(12,384)	52,900
Arbitration settlement reserve	(66,217)	43,500	(10,634)	138,625
Other income (expense), net	(1,274,450)	(3,913,773)	(1,347,992)	(4,031,043)
Total other income (expense), net	(1,319,369)	(3,483,527)	(1,048,062)	(4,010,144)
Loss from continuing operations before income taxes	(6,038,681)	(9,660,628)	(10,300,613)	(16,730,734)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(6,038,681)	(9,660,628)	(10,300,613)	(16,730,734)
Net income (loss) from discontinued operations	3,020,335	(2,342,513)	108,531	(533,355)
Net loss	(3,018,346)	(12,003,141)	(10,192,082)	(17,264,089)
Net loss attributable to non-controlling interest	-	389,590	2,018,132	389,590
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(3,018,346)	$(11,613,551)	$(8,173,950)	$(16,874,499)

Comprehensive loss, net of tax:
Net loss	$(3,018,346)	$(12,003,141)	$(10,192,082)	$(17,264,089)
Change in foreign currency translation adjustment	(547,983)	(540,813)	(385,457)	13,183
Comprehensive loss	(3,566,329)	(12,543,954)	(10,577,539)	(17,250,906)
Comprehensive income attributable to non-controlling interest	-	389,590	2,018,132	389,590
Comprehensive loss	$(3,566,329)	$(12,154,364)	$(8,559,407)	$(16,861,316)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.15)	$(0.32)	$(0.27)	$(0.70)
From discontinued operations	0.07	(0.06)	0.05	(0.01)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.08)	$(0.38)	$(0.22)	$(0.71)
Weighted average common shares outstanding - basic and diluted	38,968,089	30,442,837	37,850,112	23,905,674

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock	Common stock and Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Non- controlling	Shareholders’
	Shares	capital	income	deficit	interest	equity
Balance, January 1, 2025	32,635,995	$119,441,634	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Disposal of Faze Media Inc.	-	-	-	-	(12,924,155)	(12,924,155)
Conversion of convertible debt	5,032,233	3,992,238	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,393,240	1,928,211	-	-	-	1,928,211
Restricted share units exercised	62,500	-	-	-	-	-
Share-based compensation - options and RSUs	-	34,614	-	-	-	34,614
Other comprehensive income	-	-	(385,457)	-	-	(385,457)
Net loss	-	-	-	(8,173,950)	(2,018,132)	(10,192,082)
Balance, June 30, 2025	39,123,968	$125,396,697	$(594,074)	$(130,345,006)	$-	$(5,542,383)

Balance, January 1, 2024	12,989,128	$91,915,169	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	14,587,000	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	9,865,058	-	-	-	9,865,058
Restricted share units exercised	674,591	-	-	-	-	-
Minority interest in Faze Media, Inc.	-	-	-	-	15,750,000	15,750,000
Share-based compensation - options and RSUs	-	1,021,367	-	-	-	1,021,367
Other comprehensive loss	-	-	13,183	-	-	13,183
Net loss	-	-	-	(16,874,499)	(389,590)	(17,264,089)
Balance, June 30, 2024	30,990,847	$117,388,594	$(118,898)	$(90,294,648)	$15,360,410	$42,335,458

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,192,082)	$(17,264,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	884,155	1,936,744
Amortization of operating lease right-of-use assets	274,136	178,588
Gain on disposition of subsidiary	(2,721,953)	(3,009,891)
Loss on disposition of assets	1,477,619	3,764,474
Accretion of promissory note receivable	(614,415)	(300,337)
Change in fair value of contingent consideration	-	(42,327)
Change in fair value of warrant liability	12,384	(52,900)
Change in fair value of arbitration reserve	10,634	(138,625)
Change in fair value of convertible debt carried at fair value	(327,916)	(456,759)
Share-based compensation	34,614	1,021,367
Changes in operating assets and liabilities:		-
Accounts receivable, net	5,042,422	(5,134,046)
Government remittances	(1,896)	38,946
Prepaid expenses and other current assets	383,364	(662,394)
Accounts payable, accrued expenses and other current liabilities	(1,105,722)	4,013,446
Deferred revenue	236,067	(1,312,406)
Operating lease liability	(274,558)	(179,949)
Net cash used in operating activities	(6,883,147)	(17,600,158)
Cash flows from investing activities:
Purchase of property and equipment	(77,014)	(2,370)
Purchase of intangible assets	(300,000)	-
Cash acquired in Faze Clan acquisition	-	2,406,812
Disposal of Frankly Media assets	-	35,500
Disposal of Complexity, net of cash disposed	-	328,284
Disposal of Faze Media, net of cash disposed	(636,377)	-
Net cash provided by investing activities	(1,013,391)	2,768,226
Cash flows from financings activities:
Proceeds from private placements	-	10,000,000
Payment of equity issuance costs	-	(134,942)
Non-controlling interest in Faze Media, Inc.	-	15,750,000
Proceeds on promissory notes receivable, net	225,000	-
Proceeds (repayments) on promissory notes payable, net	2,000,000	-
Repayment of principal on convertible debt	-	(100,000)
Proceeds (repayments) on line of credit, net	(273,456)	766,200
Net cash provided by financing activities	1,951,544	26,281,258
Effect of exchange rate changes on cash and restricted cash	(716,895)	100,934
Net increase (decrease) in cash and restricted cash	(6,661,889)	11,550,260
Cash and restricted cash, beginning of period	13,148,980	2,992,838
Cash and restricted cash, end of period	$6,487,091	$14,543,098

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Six months ended June 30,
	2025	2024
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$283,162	$633,518
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	365,703	272,904

Supplemental disclosure of non-cash investing and financing activities:
Disposal of Faze Media in exchange for conversion of convertible debt	$10,000,000	$-
Disposal of Frankly assets in exchange for promissory note receivable	-	1,706,797
Disposal of Complexity in exchange for promissory note receivable	-	7,125,628
Shares, options, and warrants issued for acquisition of FaZe	-	14,587,000
Conversion of convertible debt	3,992,238	-
Shares issued to settle legal and other amounts payable	1,928,211	-

Reconciliation of cash and restricted cash:

	June 30, 2025	December 31, 2024
Cash	$4,697,832	$12,094,950
Restricted cash	1,789,259	1,054,030
Cash and restricted cash shown in the consolidated statements of cash flows	$6,487,091	$13,148,980

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

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Frankly Media, programmatic advertising, Stream Hatchet, live streaming analytics, and Sideqik a social influencer marketing platform.

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $130.3 million as of June 30, 2025 ($122.2 million as of December 31, 2024). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of June 30, 2025, the Company had a working capital deficiency of $27.6 million (as of December 31, 2024, a working capital deficiency of $18.3 million) which is comprised of current assets less current liabilities.

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

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of June 30, 2025, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Frankly Media LLC	USA	100.00%	US Dollar
Stream Hatchet S.L.	Spain	100.00%	Euro
Code Red Esports Ltd.	United Kingdom	100.00%	UK Pound
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100.00%	US Dollar
Faze Clan Inc.	USA	100.00%	US Dollar
Swingman LLC (dba as Zoned)	USA	100.00%	US Dollar
SideQik, Inc.	USA	100.00%	US Dollar

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

The Company had one customer whose revenue accounted for approximately 50% and 65% of total revenue for the six months ended June 30, 2025 and 2024, respectively.

One customer individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2025, and no customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024.

(e) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. There were no significant changes to the Company’s segment reporting disclosures as a result of adopting ASU No. 2023-07.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2025, the Company is organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

3. Recent accounting pronouncements

(a) Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is to be applied prospectively. Retroactive application is permitted. The adoption of this ASU on January 1, 2025 did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU on December 31, 2024 did not have a significant impact on the Company’s consolidated financial statements.

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

As a result of the Transaction, during the three and six months ended June 30, 2025 and 2024, Complexity met the requirements to be reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

The promissory note receivable is classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The promissory note receivable was initially recorded at its transaction closing date fair value on March 1, 2024 and no allowance for credit losses had been recognized as of June 30, 2025.

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

The UNIV Note had a principal amount of $1.5 million, inclusive of the $25 thousand paid in cash upon closing. The principal amount of the UNIV Note was to be repaid in monthly installments, beginning August 2024. Monthly principal payments will be $25 thousand from August 2024 to June 2025, $45 thousand from July 2025 to June 2026, and $55 thousand from July 2026 to final maturity on June 30, 2027. The UNIV Note is secured by assets of the UNIV pursuant to a Security Agreement executed in conjunction with the UNIV APA between the Company and UNIV.

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

The promissory notes receivable are classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The promissory note receivable was initially recorded at its transaction closing date fair value on Mat 31, 2024. During the second quarter of 2025, the Company recorded a full reserve on the UNIV Note of $1.5 million as the buyer ceased making payments under the note. The reserve for credit losses was recorded within Other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

Faze Media is not a variable interest entity. Due to the Faze Media Voting Proxy, the Company maintains a controlling financial interest in Faze Media and Faze Media is a consolidated subsidiary of the Company as of May 15, 2024 (Faze Media formation date). The Preferred Stock of Faze Media held by M4 and Gigamoon represent a non-controlling interest of the Company.

As a result of the above transactions, the Company recorded a non-controlling interest in Faze Media, Inc. of $20.5 million, the sum of cash consideration received, within the consolidated statements of stockholders’ equity.

(e) Sale of Faze Media

On April 1, 2024, the Company, through its wholly owned subsidiary Faze Media Holdings, LLC, entered into an Exchange Agreement with Gigamoon, effective April 1, 2025 (the “Exchange Agreement”), pursuant to which the Company agreed to accelerate the conversion date under Gigamoon’s convertible debenture dated as of December 16, 2024, in the principal amount of $10 million. Pursuant to the terms of the Exchange Agreement, FaZe Media Holdings, LLC transferred to Gigamoon 5,725,000 shares of Series A-1 Preferred Stock of FaZe Media, Inc. In addition, GameSquare issued 87,946 shares of its common stock to Gigamoon as payment of accrued interest on the convertible debenture through the conversion date.

As a result of the Exchange Agreement, during the three and six months ended June 30, 2025 and 2024, Faze Media met the requirements to be reported as discontinued operations (see Note 17). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received, conversion of $10 million Gigamoon convertible debenture discussed above (see Note 8), with the carrying value of the disposed assets and liabilities. The fair value of consideration received was concluded to be $10 million, the principal value of convertible debt being converted by Gigamoon. Faze Media assets and liabilities disposed had a net carrying value of $7.0 million and consist of $0.6 million of cash, $2.9 million of accounts receivable, $0.2 million of prepaid expenses and other current assets, $1.6 million of amounts due from GameSquare, $0.1 million of property and equipment, $0.7 million of right-of-use assets, $9.6 million of intangible assets and $7.1 million of goodwill, partially offset by $0.2 million of accounts payable, $1.7 million of accrued liabilities, $0.5 million of deferred revenue, $0.7 million of lease liabilities and $12.9 million in non-controlling interests in Faze Media.

5. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(3,315,139)
Impairment of Stream Hatchet	(4,945,299)
Impairment of Sideqik	(2,486,000)
Balance, December 31, 2024	$12,704,979
Disposal of FaZe Media	(7,147,428)
Balance, June 30, 2025	$5,557,551

Goodwill resulting from the acquisition of FaZe was allocated to the Teams operating and reportable segment.

There were no impairment charges related to goodwill incurred during the three and six months ended June 30, 2025 and 2024, respectively.

(b) Intangible assets

Intangible assets consist of the following:

	As of June 30, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$9,438,861	$(2,261,232)	$(2,655,946)	$4,521,683
Talent network	740,000	(293,083)	$-	446,917
Brand name	2,425,203	(1,378,556)	$(784,220)	262,427
Software	1,830,000	(608,589)	$(1,221,411)	-
Total intangible assets	$14,434,064	$(4,541,460)	$(4,661,577)	$5,231,027

	As of December 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,058,560	$(2,056,023)	$(2,655,946)	$7,346,591
Talent network	$1,100,000	$(458,333)	-	641,667
Brand name	9,540,261	(1,478,563)	(784,220)	7,277,478
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$24,528,821	$(4,601,508)	$(4,661,577)	$15,265,736

The Company recognized amortization expense for intangible assets of $0.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively; and $0.5 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2025	$485,202
2026	850,820
2027	255,969
2028	255,969
2029	255,969
Thereafter	3,127,098
Total estimated amortization expense	$5,231,027

There were no impairment charges related to other intangible assets incurred during the six months ended June 30, 2025 and 2024, respectively.

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

On April 1, 2024, GameSquare Holdings, Inc. leased a building in Culver City, CA, which it later assigned to Faze Media Inc. on May 15, 2024. The lease has an original lease period expiring in March 2027. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company disposed of Faze Media Inc. on April 1, 2025, including the lease right-of-use assets and lease liabilities (see Note 17).

The components of operating lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	135,771	135,771	365,280	271,543
Variable lease expense	64,025	78,170	149,949	124,510
Total operating lease costs	199,796	213,941	515,229	396,053

As of June 30, 2025, the remaining lease-term and discount rate on the Frisco, TX lease was 3.8 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

2025	272,904
2026	545,808
2027	545,808
2028	545,808
2029	181,936
Thereafter	-
Total lease payments	2,092,264
Less: Interest	(292,749)
Total lease liability	$1,799,515

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

As of June 30, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $3.2 million. During the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $0.3 million and $0.5 million on the LOC.

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

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance for 5,032,233 common shares of the Company. The Company terminated the remaining outstanding balance on the Yorkville CD of $0.4 million and SEPA with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare issued a zero-coupon, 60-day promissory note to Yorkville associated with remaining unconverted principal of $0.4 million and a prepayment penalty of $0.4 million. Additionally, all shares previously owned by Yorkville, were purchased by outside investors in block transactions that occurred on January 21, 2025. The prepayment penalty was recorded within Other operating expenses on the consolidated statements of operations and comprehensive loss.

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

On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon (See Note 4).

Outstanding as of June 30, 2025

(a) Three Curve CD

On September 1, 2022, Engine extended convertible debentures that were due to mature in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The fair value of the Three Curve CD was estimated using the binomial lattice model with the below assumptions:

	June 30, 2025	December 31, 2024
Share price	$0.87	$0.83
Conversion price	$4.40	$4.40
Term, in years	0.17	0.67
Interest rate	7%	7%
Expected volatility	85.00%	95.00%
Risk-free interest rate	4.35%	4.21%
Expected dividend yield	0%	0%

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	Gigamoon CD	Total
Balance, December 31, 2024	$1,629,448	$4,852,256	$9,908,784	$16,390,488
Interest expense	43,390	-	184,932	228,322
Interest payments	-	-	(217,808)	(217,808)
Transfer to promissory note payable	-	(411,518)	-	(411,518)
Conversion of debt	-	(3,992,238)	(10,000,000)	(13,992,238)
Change in fair value(1)	(3,508)	(448,500)	124,092	(327,916)
Balance, June 30, 2025	$1,669,330	$-	$-	$1,669,330

Contractual principal balances outstanding:
As of December 31, 2024	$1,250,000	$4,124,299	$10,000,000	$15,374,299
As of June 30, 2025	$1,250,000	$-	$-	$1,250,000

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

9. Shareholders’ Equity

(a) Description of the Company’s securities

The Company is authorized to issue an unlimited number of common shares, with no par value. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

(b) Activity for the periods presented

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance (see Note 8).. Yorkville was issued 5,032,233 common shares for conversion of $3.7 million principal ($4.0 million fair value), with the remaining $411 thousand refinanced into the promissory note with Yorkville (see Note 8)..

On March 10, 2025, the Company issued 1,094,891 common shares to pay an outstanding settlement due to the former CEO of Faze Clan for $1.5 million.

On April 1, 2025, the Company issued 87,946 common shares to Gigamoon as payment of accrued interest on the Gigamoon CD through the conversion date (see Note 4).

On June 6, 2025, the Company issued 210,403 common shares to Faze Media for payment of Faze tradename license fees for the period covering May 15, 2024 to December 31, 2024. Fees are computed as 2.5% of total revenue generated by Faze Esports.

During the six months ended June 30, 2025, the Company issued 62,500 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 11(b)).

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

10. Net loss per share

As the Company incurred a net loss for the three and six months ended June 30, 2025 and 2024, the inclusion of certain options, restricted stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three and six months ended June 30,
	2025	2024
Options and RSUs outstanding	3,264,257	2,560,116
Warrants outstanding	1,978,481	2,294,221
Shares issuable upon conversion of convertible debt	284,090	2,159,090
Total	5,526,828	7,013,427

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

The maximum number of common shares available for issuance pursuant to the settlement of RSUs and Options shall be 20% of the issued and outstanding common shares, or 7.8 million common shares as of June 30, 2025.

(a) Options

The following is a summary of Options outstanding as of June 30, 2025 and December 31, 2024, and changes during the six months then ended, by Option exercise currency:

	Number of shares	Weighted- average exercise price (CAD)	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	416,621	$19.34	1.96	$-
Outstanding at June 30, 2025	416,621	$19.34	1.46	$-
Exercisable at June 30, 2025	416,621	$19.34	1.46	$-

	Number of shares	Weighted- average exercise price (USD)	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	2,344,594	$2.47	6.91	$-
Outstanding at June 30, 2025	2,344,594	$2.47	6.42	$-
Exercisable at June 30, 2025	2,315,850	$2.47	6.42	$-

See Note 4 for a summary of the significant valuation inputs used to value Options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $4 thousand and $34 thousand for the six months ended June 30, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on June 30, 2025, and December 31, 2024, and changes during the six months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2024	578,042	$2.70
Granted	25,000	0.80
Exercised	(62,500)	0.86
Forfeited	(37,500)	0.90
Outstanding at June 30, 2025	503,042	$2.97

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date (see Note 4).

Shared-based compensation expense related to the vesting of RSU’s was $30 thousand and $1.0 million for the six months ended June 30, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

12. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the six months ended June 30, 2025:

Amount
Balance, December 31, 2024	$14,314
Change in fair value	12,384
Foreign exchange	466
Balance, June 30, 2025	$27,164

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	June 30, 2025	December 31, 2024
Share price	CAD$1.19	CAD$1.19
Term, in years	2.25	2.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.66%	2.85%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The Company had 123,930 liability-classified warrants with a weighted average exercise price of CAD$9.68 outstanding as of June 30, 2025 and December 31, 2024. There we no changes during the six months ended June 30, 2025.

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

The Company had 1,854,551 equity-classified warrants with a weighted average exercise price of $37.63 outstanding as of June 30, 2025 and December 31, 2024. There we no changes during the six months then ended June 30, 2025.

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

Subsequent to June 30, 2025, the Company paid $2.1 million, principal and accrued interest, to pay down the Blue & Silver promissory note in full.

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

Alta Partners v. FaZe Holdings, Inc. – On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agrees to issue to Alta $150,000 of the Company’s restricted common stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of GameSquare’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three (3) business days of that date, GameSquare shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon GameSquare’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three (3) business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the Action against GameSquare with prejudice.

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

15. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2025, the Company was organized into the three operating segments, which also represent its three reportable segments: Teams, Agency and Software-as-service (SaaS) + Advertising.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Six months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$4,894,879	$-	$4,894,879
Agency	454,568	4,052,199	-	4,506,767
SaaS + Advertising	-	16,136,685	5,045,606	21,182,291
Total Revenue	454,568	25,083,763	5,045,606	30,583,937
Cost of sales
Teams	-	3,487,588	-	3,487,588
Agency	358,631	3,188,117	-	3,546,748
SaaS + Advertising	-	15,258,488	2,501,033	17,759,521
Total Cost of sales	358,631	21,934,193	2,501,033	24,793,857
Gross profit
Teams	-	1,407,291	-	1,407,291
Agency	95,937	864,082	-	960,019
SaaS + Advertising	-	878,197	2,544,573	3,422,770
Total Gross profit	$95,937	$3,149,570	$2,544,573	$5,790,080

	Six months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,933,101	$-	$2,933,101
Agency	729,584	4,250,742	-	4,980,326
SaaS + Advertising	-	23,912,430	1,580,842	25,493,272
Total Revenue	729,584	31,096,273	1,580,842	33,406,699
Cost of sales
Teams	-	2,660,741	-	2,660,741
Agency	534,098	3,698,755	-	4,232,853
SaaS + Advertising	-	21,754,515	167,948	21,922,463
Total Cost of sales	534,098	28,114,011	167,948	28,816,057
Gross profit
Teams	-	272,360	-	272,360
Agency	195,486	551,987	-	747,473
SaaS + Advertising	-	2,157,915	1,412,894	3,570,809
Total Gross profit	$195,486	$2,982,262	$1,412,894	$4,590,642

	Three months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$1,806,373	$-	$1,806,373
Agency	224,862	1,981,870	-	2,206,732
SaaS + Advertising	-	8,418,367	3,421,234	11,839,601
Total Revenue	224,862	12,206,610	3,421,234	15,852,706
Cost of sales
Teams	-	1,734,744	-	1,734,744
Agency	141,682	1,923,245	-	2,064,927
SaaS + Advertising	-	8,058,085	1,568,496	9,626,581
Total Cost of sales	141,682	11,716,074	1,568,496	13,426,252
Gross profit
Teams	-	71,629	-	71,629
Agency	83,180	58,625	-	141,805
SaaS + Advertising	-	360,282	1,852,738	2,213,020
Total Gross profit	$83,180	$490,536	$1,852,738	$2,426,454

	Three months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,520,848	$-	$2,520,848
Agency	350,935	1,686,534	-	2,037,469
SaaS + Advertising	-	12,469,920	800,938	13,270,858
Total Revenue	350,935	16,677,302	800,938	17,829,175
Cost of sales
Teams	-	1,906,062	-	1,906,062
Agency	283,466	1,538,081	-	1,821,547
SaaS + Advertising	-	11,492,930	87,342	11,580,272
Total Cost of sales	283,466	14,937,073	87,342	15,307,881
Gross profit
Teams	-	614,786	-	614,786
Agency	67,469	148,453	-	215,922
SaaS + Advertising	-	976,990	713,596	1,690,586
Total Gross profit	$67,469	$1,740,229	$713,596	$2,521,294

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	June 30, 2025	December 31, 2024
USA	$113,854	$297,727
United Kingdom	1,461	1,337
Spain	4,674	4,886
Total	$119,989	$303,950

16. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	27,164	27,164
Arbitration reserve	210,008	-	-	210,008
Convertible debt	-	-	1,669,330	1,669,330

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	14,314	14,314
Arbitration reserve	199,374	-	-	199,374
Convertible debt	-	-	16,390,488	16,390,488

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

(a) Complexity

As discussed in Note 4, on March 1, 2024, the Company sold Complexity and recognized a gain on disposition of $3.0 million, resulting in Complexity meeting the requirements for presentation as discontinued operations. Prior to disposition, Complexity was part of the Teams operating and reportable segment.

The Company recognized a pretax net loss of $1.4 million for the six months ended June 30, 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the six months ended June 30, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million.

Complexity had amortization and depreciation of $0.2 million for the six months ended June 30, 2024. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

(b) FaZe Media

As discussed in Note 4, on April 1, 2025, the Company sold FaZe Media and recognized a gain on disposition of $3.0 million, resulting in FaZe Media meeting the requirements for presentation as discontinued operations. Prior to disposition, FaZe Media was part of the Teams operating and reportable segment.

The Company recognized a pretax net loss of $2.6 million and $1.9 million for the six months ended June 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.6 million during the six months ended June 30, 2025, includes revenue of $6.4 million, cost of revenue of $6.4 million, and operating expenses of $2.6 million. The pretax net loss of $1.9 million during the six months ended June 30, 2024, includes revenue of $12.9 million, cost of revenue of $9.9 million, and operating expenses of $4.9 million.

The Company recognized a pretax net loss of $0 and $2.1 million for the three months ended June 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.1 million during the three months ended June 30, 2024, includes revenue of $10.8 million, cost of revenue of $9.0 million, and operating expenses of $3.9 million.

FaZe Media had amortization and depreciation of $0.3 million and $0.5 million for the six months ended June 30, 2025 and 2024. FaZe Media did not have significant capital expenditures or significant noncash activity during the periods presented.

18. Subsequent events

At-The-Market Sales Agreement

On June 27, 2025, the Company entered into an At-The-Market Sales Agreement with ThinkEquity LLC (the “Agent”), pursuant to which GameSquare may offer and sell, from time to time, through or to the Agent, as sales agent, shares of Common Stock, par value $0.0001 per share (the “Shares”). On June 27, 2025, the Company filed a prospectus supplement relating to the offer and sale of the Shares from time to time pursuant to the At-The-Market Sales Agreement up to an aggregate amount of $9,250,000. However, on July 7, 2025, the Company delivered notice to the Agent that it was suspending and terminating the prospectus supplement, dated June 27, 2025, related to the Company’s common stock, $0.0001 par value per share, issuable pursuant to the terms of the At-The-Market Sales Agreement. The Company will not make any sales of its common stock pursuant to the At-The-Market Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the Securities and Exchange Commission.

July 9, 2025 Offering

On July 8, 2025, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter pursuant to the Underwriting Agreement 4,692,866 shares of common stock, par value $0.0001 per share and 3,728,188 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrant”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and grant to the Underwriter an option for the issuance and sales of up to 1,263,157 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by the Company (the “Offering”). The Offering closed on July 9, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $8.56 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement we also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.14.

On July 9, 2025, the Underwriter fully exercised its Option pursuant to the Underwriting Agreement and purchased and exercised 1,263,157 Pre-Funded Warrants at a price of $0.9499 per Pre-Funded Warrant and at an exercise price of $0.0001 per Pre-Funded Warrant. The Underwriter’s exercise of its Option resulted in additional gross proceeds to the Company of $1,199,872.83 after deducing the underwriting discount of 7% of the price to the public.

July 18, 2025 Offering

On July 17, 2025, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company will issue and sell to the Underwriter pursuant to the Underwriting Agreement 46,666,667 shares of common stock, par value $0.0001 per share , at an offering price of $1.50 per Share, and grant to the Underwriter an option for the issuance and sales of up to 7,000,000 additional Shares (the “Option”) to be sold by the Company (the “Offering”). The Offering closed on July 18, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $61.5 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement we also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.80.

On July 18, 2025, the Underwriter partially exercised its Option pursuant to the Underwriting Agreement and purchased 3,500,000 Shares at a price of $1.50 per Share. The Underwriter’s partial exercise of its Option resulted in additional gross proceeds to the Company of $4,882,500 after deducting the underwriting discount of 7% of the price to the public.

Series A-1 Preferred Stock

On July 23, 2025, the board of directors of the Company approved a Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”) establishing the rights, preferences, powers, restrictions and limitations of the Company’s newly authorized 3,433.33 shares of the Series A-1 Preferred Stock. The Certificate of Designation was filed with the Secretary of State of the State of Delaware on July 24, 2025, and became effective upon filing.

The Series A-1 Preferred Stock ranks senior to all junior securities, including Common Stock, and carries a $1.50 per share liquidation preference on an as-converted basis, with such preference subject to the Shareholder Vote Condition. After satisfying this preference, holders participate pro rata with junior securities. The Series A-1 Preferred Stock has no voting rights, and upon satisfaction of the Shareholder Vote Condition, each share of Series A-1 Preferred Stock will automatically convert into 1,000 shares of the Common Stock.

Subscription

On July 24, 2025, the Company entered into a Subscription Agreement with Robert Leshner (“Subscriber”), pursuant to which Subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-1 Preferred Stock”), in consideration for that certain Crypto Punk 5577 non-fungible token, which has been deemed to have a fair market value of $5,149,995.00 (the “Issuance”). Each share of Series A-1 Preferred Stock was issued at a price of $1,500 per share and automatically converts, at a fixed ratio to 1,000 shares of common stock of the Company, par value $0.0001 per share, resulting in an effective conversion price of $1.50 per share.

Repurchase Program

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy.

Alta Settlement

On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agrees to issue to Alta $150,000 of the Company’s restricted common stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of GameSquare’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three (3) business days of that date, GameSquare shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon GameSquare’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three (3) business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the Action against GameSquare with prejudice.

Officer Grants

On July 11, 2025 (the “Grant Date”), Justin Kenna, Louis Schwartz, and Michael Munoz were each granted (i) options to purchase an aggregate of 1,045,712 shares of GameSquare common stock and (ii) 464,863 restricted stock units (“RSUs”), each representing a contingent right to receive one share of GameSquare common stock. The grants were made as part of the GameSquare long-term incentive program and vest as follows: 25% on the Grant Date, 37.5% on the first anniversary of the Grant Date, and 37.5% on the second anniversary of the Grant Date.

On July 11, 2025, Justin Kenna was also granted a one-time grant of stock options to purchase an aggregate of 150,000 shares of GameSquare common stock, and 225,000 restricted stock units, which will convert into one share of GameSquare common stock, pursuant to Justin Kenna’s Employment Agreement, and which vest immediately.

Nasdaq bid price requirement

On October 16, 2024, we received a letter from The Nasdaq Stock Market LLC indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On July 22, 2025, we received a letter from the NASDAQ Listing Qualifications Staff notifying us that we have regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 8, 2025 to July 21, 2025, we have regained compliance with Listing Rule 5550(a)(2)and the matter is now closed.

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

GameSquare is also leveraging sophisticated crypto infrastructure to generate digital asset yield. GameSquare has partnered with Dialetic, a leading crypto-native asset manager, to implement an Ethereum (“ETH”) based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH allocation of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased, directly and indirectly, over $60 million ETH and NFT to support broader growth initiatives across the Company’s platform.

Brands

FaZe Esports

FaZe Esports a digitally native lifestyle and media brand founded and rooted in gaming and youth culture. FaZe Esports is at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, FaZe Esports has established a highly engaged and growing global fanbase. FaZe Esports produces merchandise, consumer products, and create advertising and sponsorship programs for leading national brands. FaZe Esports has several revenue streams including brand sponsorships, consumer products, and Esports.

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

Recent Developments

At-The-Market Sales Agreement

On June 27, 2025, the Company entered into an At-The-Market Sales Agreement with ThinkEquity LLC (the “Agent”), pursuant to which GameSquare may offer and sell, from time to time, through or to the Agent, as sales agent, shares of Common Stock, par value $0.0001 per share (the “Shares”). On June 27, 2025, the Company filed a prospectus supplement relating to the offer and sale of the Shares from time to time pursuant to the At-The-Market Sales Agreement up to an aggregate amount of $9,250,000. However, on July 7, 2025, the Company delivered notice to the Agent that it was suspending and terminating the prospectus supplement, dated June 27, 2025, related to the Company’s common stock, $0.0001 par value per share, issuable pursuant to the terms of the At-The-Market Sales Agreement. The Company will not make any sales of its common stock pursuant to the At-The-Market Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the Securities and Exchange Commission.

July 9, 2025 Offering

On July 8, 2025, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter pursuant to the Underwriting Agreement 4,692,866 shares of common stock, par value $0.0001 per share and 3,728,188 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrant”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and grant to the Underwriter an option for the issuance and sales of up to 1,263,157 additional Shares or Pre-Funded Warrants (the “Option”) to be sold by the Company (the “Offering”). The Offering closed on July 9, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $8.56 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement we also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.14.

On July 9, 2025, the Underwriter fully exercised its Option pursuant to the Underwriting Agreement and purchased and exercised 1,263,157 Pre-Funded Warrants at a price of $0.9499 per Pre-Funded Warrant and at an exercise price of $0.0001 per Pre-Funded Warrant. The Underwriter’s exercise of its Option resulted in additional gross proceeds to the Company of $1,199,872.83 after deducing the underwriting discount of 7% of the price to the public.

July 18, 2025 Offering

On July 17, 2025, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter pursuant to the Underwriting Agreement 46,666,667 shares of common stock, par value $0.0001 per share , at an offering price of $1.50 per Share, and granted to the Underwriter an option for the issuance and sales of up to 7,000,000 additional Shares (the “Option”) to be sold by the Company (the “Offering”). The Offering closed on July 18, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $61.5 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement we also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.80.

On July 18, 2025, the Underwriter partially exercised its Option pursuant to the Underwriting Agreement and purchased 3,500,000 Shares at a price of $1.50 per Share. The Underwriter’s partial exercise of its Option resulted in additional gross proceeds to the Company of $4,882,500 after deducting the underwriting discount of 7% of the price to the public.

Series A-1 Preferred Stock

On July 23, 2025, the board of directors of the Company approved a Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”) establishing the rights, preferences, powers, restrictions and limitations of the Company’s newly authorized 3,433.33 shares of the Series A-1 Preferred Stock. The Certificate of Designation was filed with the Secretary of State of the State of Delaware on July 24, 2025, and became effective upon filing.

The Series A-1 Preferred Stock ranks senior to all junior securities, including Common Stock, and carries a $1.50 per share liquidation preference on an as-converted basis, with such preference subject to the Shareholder Vote Condition. After satisfying this preference, holders participate pro rata with junior securities. The Series A-1 Preferred Stock has no voting rights, and upon satisfaction of the Shareholder Vote Condition, each share of Series A-1 Preferred Stock will automatically convert into 1,000 shares of the Common Stock.

Subscription

On July 24, 2025, the Company entered into a Subscription Agreement with Robert Leshner (“Subscriber”), pursuant to which Subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-1 Preferred Stock”), in consideration for that certain Crypto Punk 5577 non-fungible token, which has been deemed to have a fair market value of $5,149,995.00 (the “Issuance”). Each share of Series A-1 Preferred Stock was issued at a price of $1,500 per share and automatically converts, at a fixed ratio to 1,000 shares of common stock of the Company, par value $0.0001 per share, resulting in an effective conversion price of $1.50 per share.

Repurchase Program

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy.

Alta Settlement

On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agrees to issue to Alta $150,000 of the Company’s restricted common stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of GameSquare’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three (3) business days of that date, GameSquare shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon GameSquare’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three (3) business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the Action against GameSquare with prejudice.

Officer Grants

On July 11, 2025 (the “Grant Date”), Justin Kenna, Louis Schwartz, and Michael Munoz were each granted (i) options to purchase an aggregate of 1,045,712 shares of GameSquare common stock and (ii) 464,863 restricted stock units (“RSUs”), each representing a contingent right to receive one share of GameSquare common stock. The grants were made as part of the GameSquare long-term incentive program and vest as follows: 25% on the Grant Date, 37.5% on the first anniversary of the Grant Date, and 37.5% on the second anniversary of the Grant Date.

On July 11, 2025, Justin Kenna was also granted a one-time grant of stock options to purchase an aggregate of 150,000 shares of GameSquare common stock, and 225,000 restricted stock units, which will convert into one share of GameSquare common stock, pursuant to Justin Kenna’s Employment Agreement, and which vest immediately.

Nasdaq bid price requirement

On October 16, 2024, we received a letter from The Nasdaq Stock Market LLC indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On July 22, 2025, we received a letter from the NASDAQ Listing Qualifications Staff notifying us that we have regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 8, 2025 to July 21, 2025, we have regained compliance with Listing Rule 5550(a)(2)and the matter is now closed.

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

Subsequent to June 30, 2025, the Company paid $2.1 million, principal and accrued interest, to pay down the Blue & Silver promissory note in full.

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

Current Market Conditions

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to June 2025, the Company has completed five acquisitions and divested three non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its digital agencies, media network, and teams segments. GameSquare’s digital agencies, teams, and services segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

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

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2025 and 2024. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. FaZe Media is now reported in discontinued operations, historical results of operations of FaZe Media are netted in discontinued operations within the below figures.

	Six months ended June 30,
	2025	2024	Variance
Revenue	$30,583,937	$33,406,699	$(2,822,762)
Cost of revenue	24,793,857	28,816,057	(4,022,200)
Gross profit	5,790,080	4,590,642	1,199,438
Operating expenses:
General and administrative	8,350,837	9,402,195	(1,051,358)
Selling and marketing	2,944,853	3,449,227	(504,374)
Research and development	1,113,010	1,189,305	(76,295)
Depreciation and amortization	558,825	1,182,368	(623,543)
Restructuring charges	782,541	-	782,541
Other operating expenses	1,292,565	2,088,137	(795,572)
Total operating expenses	15,042,631	17,311,232	(2,268,601)
Loss from continuing operations	(9,252,551)	(12,720,590)	3,468,039
Other income (expense), net:
Interest expense	(4,968)	(627,385)	622,417
Change in fair value of convertible debt carried at fair value	327,916	456,759	(128,843)
Change in fair value of warrant liability	(12,384)	52,900	(65,284)
Arbitration settlement reserve	(10,634)	138,625	(149,259)
Other income (expense), net	(1,347,992)	(4,031,043)	2,683,051
Total other income (expense), net	(1,048,062)	(4,010,144)	2,962,082
Loss from continuing operations before income taxes	(10,300,613)	(16,730,734)	6,430,121
Income tax benefit	-	-	-
Net loss from continuing operations	(10,300,613)	(16,730,734)	6,430,121
Net income (loss) from discontinued operations	108,531	(533,355)	641,886
Net loss	(10,192,082)	(17,264,089)	7,072,007
Net loss attributable to non-controlling interest	2,018,132	389,590	1,628,542
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(8,173,950)	$(16,874,499)	$8,700,549

	Three months ended June 30,
	2025	2024	Variance
Revenue	$15,852,706	$17,829,175	$(1,976,469)
Cost of revenue	13,426,252	15,307,881	(1,881,629)
Gross profit	2,426,454	2,521,294	(94,840)
Operating expenses:
General and administrative	4,076,391	4,917,730	(841,339)
Selling and marketing	1,497,096	1,636,571	(139,475)
Research and development	557,403	585,031	(27,628)
Depreciation and amortization	302,360	564,346	(261,986)
Restructuring charges	165,328	-	165,328
Other operating expenses	547,188	994,717	(447,529)
Total operating expenses	7,145,766	8,698,395	(1,552,629)
Loss from continuing operations	(4,719,312)	(6,177,101)	1,457,789
Other income (expense), net:
Interest expense	44,590	(192,257)	236,847
Change in fair value of convertible debt carried at fair value	(5,561)	563,360	(568,921)
Change in fair value of warrant liability	(17,731)	15,643	(33,374)
Arbitration settlement reserve	(66,217)	43,500	(109,717)
Other income (expense), net	(1,274,450)	(3,913,773)	2,639,323
Total other income (expense), net	(1,319,369)	(3,483,527)	2,164,158
Loss from continuing operations before income taxes	(6,038,681)	(9,660,628)	3,621,947
Income tax benefit	-	-	-
Net loss from continuing operations	(6,038,681)	(9,660,628)	3,621,947
Net income (loss) from discontinued operations	3,020,335	(2,342,513)	5,362,848
Net loss	(3,018,346)	(12,003,141)	8,984,795
Net income attributable to non-controlling interest	-	389,590	(389,590)
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(3,018,346)	$(11,613,551)	$8,595,205

Revenue

The following tables disaggregate revenue by revenue stream and geographic region for the three and six months ended June 30, 2025, and 2024. FaZe Media is now reported in discontinued operations, and therefore not included in the below figures.

	Six months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$4,894,879	$-	$4,894,879
Agency	454,568	4,052,199	-	4,506,767
SaaS + Advertising	-	16,136,685	5,045,606	21,182,291
Total Revenue	454,568	25,083,763	5,045,606	30,583,937
Cost of sales
Teams	-	3,487,588	-	3,487,588
Agency	358,631	3,188,117	-	3,546,748
SaaS + Advertising	-	15,258,488	2,501,033	17,759,521
Total Cost of sales	358,631	21,934,193	2,501,033	24,793,857
Gross profit
Teams	-	1,407,291	-	1,407,291
Agency	95,937	864,082	-	960,019
SaaS + Advertising	-	878,197	2,544,573	3,422,770
Total Gross profit	$95,937	$3,149,570	$2,544,573	$5,790,080

	Six months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,933,101	$-	$2,933,101
Agency	729,584	4,250,742	-	4,980,326
SaaS + Advertising	-	23,912,430	1,580,842	25,493,272
Total Revenue	729,584	31,096,273	1,580,842	33,406,699
Cost of sales
Teams	-	2,660,741	-	2,660,741
Agency	534,098	3,698,755	-	4,232,853
SaaS + Advertising	-	21,754,515	167,948	21,922,463
Total Cost of sales	534,098	28,114,011	167,948	28,816,057
Gross profit
Teams	-	272,360	-	272,360
Agency	195,486	551,987	-	747,473
SaaS + Advertising	-	2,157,915	1,412,894	3,570,809
Total Gross profit	$195,486	$2,982,262	$1,412,894	$4,590,642

	Three months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$1,806,373	$-	$1,806,373
Agency	224,862	1,981,870	-	2,206,732
SaaS + Advertising	-	8,418,367	3,421,234	11,839,601
Total Revenue	224,862	12,206,610	3,421,234	15,852,706
Cost of sales
Teams	-	1,734,744	-	1,734,744
Agency	141,682	1,923,245	-	2,064,927
SaaS + Advertising	-	8,058,085	1,568,496	9,626,581
Total Cost of sales	141,682	11,716,074	1,568,496	13,426,252
Gross profit
Teams	-	71,629	-	71,629
Agency	83,180	58,625	-	141,805
SaaS + Advertising	-	360,282	1,852,738	2,213,020
Total Gross profit	$83,180	$490,536	$1,852,738	$2,426,454

	Three months ended June 30, 2024
Segment	United Kingdom	USA	Spain	Total
Revenue
Teams	$-	$2,520,848	$-	$2,520,848
Agency	350,935	1,686,534	-	2,037,469
SaaS + Advertising	-	12,469,920	800,938	13,270,858
Total Revenue	350,935	16,677,302	800,938	17,829,175
Cost of sales
Teams	-	1,906,062	-	1,906,062
Agency	283,466	1,538,081	-	1,821,547
SaaS + Advertising	-	11,492,930	87,342	11,580,272
Total Cost of sales	283,466	14,937,073	87,342	15,307,881
Gross profit
Teams	-	614,786	-	614,786
Agency	67,469	148,453	-	215,922
SaaS + Advertising	-	976,990	713,596	1,690,586
Total Gross profit	$67,469	$1,740,229	$713,596	$2,521,294

Key Components and Comparison of Results of Operations

Six months ended June 30, 2025 and 2024

Revenue

Revenues for the six months ended June 30, 2025, were $30.6 million, in comparison to $33.4 million for the same period in 2024. The decrease was primarily related to decrease in revenue at Frankly Media (SaaS + Advertising), primarily driven by decease in ad impressions as compared to prior year period. Further, Frankly Media sold its remaining SaaS assets on May 31, 2024, contributing to the decline in revenue in the 2025 period.

Team Revenue

Teams revenue for the six months ended June 30, 2025, was $4.9 million, in comparison to $2.9 million for the same period in 2024. The increase was primarily related to the acquisition of FaZe on March 7, 2024 and FaZe Esports not being a full six months in the prior year period.

Agency Revenue

Agency revenue for the six months ended June 30, 2025, was $4.5 million, in comparison to $5.0 million for the same period in 2024. The variance between the periods was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the six months ended June 30, 2025, was $21.2 million, in comparison to $25.5 million for the same period in 2024. The decrease was primarily related to decrease in revenue at Frankly Media (SaaS + Advertising), primarily driven by decease in ad impressions as compared to prior year period. Further, Frankly Media sold its remaining SaaS assets on May 31, 2024, contributing to the decline in revenue in the 2025 period.

Cost of Sales

Cost of sales for the six months ended June 30, 2025, was $24.8 million, in comparison to $28.8 million for the same period in 2024. The decrease was primarily related to the decrease in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the six months ended June 30, 2025, was $8.4 million, in comparison to $9.4 million for the same period in 2024. The decrease was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead. This was partially offset by FaZe Esports being included for a full six month period in 2025 vs. 2024.

Selling and marketing

Selling and marketing expenses for the six months ended June 30, 2025, was $3.0 million, in comparison to $3.5 million for the same period in 2024. The decrease was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead. This was partially offset by FaZe Esports being included for a full six month period in 2025 vs. 2024.

Research and development

Research and development expenses for the six months ended June 30, 2025, was $1.1 million, in comparison to $1.2 million for the same period in 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2025, was $0.6 million, in comparison to $1.2 million for the same period in 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the same period in the prior year.

Restructuring charges

Restructuring charges for the six months ended June 30, 2025, were $0.8 million, in comparison to $0 for the same period in 2024. The increase was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead, which lead to additional restructuring costs.

Other operating expenses

Other operating expenses for the six months ended June 30, 2025, was $1.3 million, in comparison to $2.1 million for the same period in 2024. Other operating expenses between the quarters consisted primarily of transaction related expenses. The Company incurred transaction costs in the 2025 period connected to the disposal of Faze Media Inc. on April 1, 2025, in addition to a couple of M&A opportunities that were pursued during the quarter but ultimately did not sign. The 2024 period included transaction costs related to the acquisition of FaZe and disposal of Complexity and Frankly Media assets.

Other income and expenses

Interest expense, net

Interest expense, net for the six months ended June 30, 2025, was $5 thousand, in comparison to $0.6 million for the same period in 2024. The decrease in interest expense, net was due to interest income on the promissory notes from the disposal of Complexity on March 1, 2024 and Frankly Media assets on May 31, 2024. The 2024 period only had four months of interest income on the Complexity promissory note and one month interest on the Frankly Media promissory note. In addition, the Company’s average interest bearing debt balance has declined between the two periods.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the six months ended June 30, 2025, was $0.3 million, in comparison to $0.4 million for the same period in 2024. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the six months ended June 30, 2025, was $(12) thousand, in comparison to $53 thousand for the same period in 2024. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the six months ended June 30, 2025, was $(10) thousand, in comparison to $0.1 million for the same period in 2024. The variance between the periods was not significant.

Other income (expense), net

Other income (expense) for the six months ended June 30, 2025, was $(1.3) million, in comparison to $(4.0) million for the same period in 2024. The decrease is primarily due to loss on disposal of Franky Media assets in the 2025 period of $1.5 million, in comparison to $3.8 million in the prior year period.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the six months June 30, 2025, was $0.1 million, in comparison to $(0.5) million for the same period in 2024. The increase in income was primarily related a larger loss from discontinued operations in the 2024 period as compared to the 2025 period. Both periods included a large gain on disposal of subsidiary of approximately $3 million (Complexity disposal in 2024 and FaZe Media disposal in 2025).

Three months ended June 30, 2025 and 2024

Revenue

Revenues for the three months ended June 30, 2025, were $15.9 million, in comparison to $17.9 million for the same period in 2024. The decrease was primarily related to decrease in revenue at Frankly Media (SaaS + Advertising), primarily driven by decease in ad impressions as compared to prior year period. Further, Frankly Media sold its remaining SaaS assets on May 31, 2024, contributing to the decline in revenue in the 2025 period.

Team Revenue

Teams revenue for the three months ended June 30, 2025, was $1.8 million, in comparison to $2.5 million for the same period in 2024. The decrease was due to no specific tournament prizes in the 2025 period as compared to the 2024 period.

Agency Revenue

Agency revenue for the three months ended June 30, 2025, was $2.2 million, in comparison to $2.0 million for the same period in 2024. The variance between the periods was not significant.

Software-as-a-service (“SaaS”) + Advertising revenue

SaaS + Advertising revenue for the three months ended June 30, 2025, was $11.8 million, in comparison to $13.3 million for the same period in 2024. The decrease was primarily related to decrease in revenue at Frankly Media (SaaS + Advertising), primarily driven by decease in ad impressions as compared to prior year period. Further, Frankly Media sold its remaining SaaS assets on May 31, 2024, contributing to the decline in revenue in the 2025 period.

Cost of Sales

Cost of sales for the three months ended June 30, 2025, was $13.4 million, in comparison to $15.3 million for the same period in 2024. The decrease was primarily related to the decrease in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended June 30, 2025, was $4.1 million, in comparison to $4.9 million for the same period in 2024. The decrease was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead.

Selling and marketing

Selling and marketing expenses for the three months ended June 30, 2025, was $1.5 million, in comparison to $1.6 million for the same period in 2024. The decrease was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead.

Research and development

Research and development expenses for the three months ended June 30, 2025, was $0.6 million, in comparison to $0.6 million for the same period in 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2025, was $0.3 million, in comparison to $0.6 million for the same period in 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the same period in the prior year.

Restructuring charges

Restructuring charges for the three months ended June 30, 2025, were $0.2 million, in comparison to $0 for the same period in 2024. The increase was primarily related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and first half of 2025, primarily through reductions in headcount, technology expenses and other overhead, which lead to additional restructuring costs.

Other operating expenses

Other operating expenses for the three months ended June 30, 2025, was $0.5 million, in comparison to $1.0 million for the same period in 2024. Other operating expenses between the quarters consisted primarily of transaction related expenses. The Company incurred transaction costs in the 2025 period connected to the disposal of Faze Media Inc. on April 1, 2025, in addition to a couple of M&A opportunities that were pursued during the quarter but ultimately did not sign. The 2024 period included transaction costs related to the acquisition of FaZe and disposal of Complexity and Frankly Media assets.

Other income and expenses

Interest expense, net

Interest expense income (expense), net for the three months ended June 30, 2025, was $45 thousand, in comparison to $(0.2) million for the same period in 2024. The decrease in interest expense, net was due to interest income on the promissory notes from the disposal of Complexity on March 1, 2024 and Frankly Media assets on May 31, 2024. The 2024 period only had one month interest income on the Frankly Media promissory note. In addition, the Company’s average interest bearing debt balance has declined between the two periods.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended June 30, 2025, was $(6) thousand, in comparison to $0.6 million for the same period in 2024. The income in the 2024 period was due to additional decline in our share price, reducing the fair value of the conversion feature on the convertible debt outstanding.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended June 30, 2025, was $(18) thousand, in comparison to $16 thousand for the same period in 2024. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended June 30, 2025, was $(66) thousand, in comparison to $44 thousand for the same period in 2024. The variance between the periods was not significant.

Other income (expense), net

Other income (expense) for the three months ended June 30, 2025, was $(1.3) million, in comparison to $(3.9) million for the same period in 2024. The decrease is primarily due to loss on disposal of Franky Media assets in the 2025 period of $1.5 million, in comparison to $3.8 million in the prior year period.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months June 30, 2025, was $3.0 million, in comparison to $(2.3) million for the same period in 2024. The increase in income was primarily related to a larger loss from discontinued operations in the 2024 period as compared to the 2025 period. As FaZe Media was disposed on April 1, 2025, there are no losses in the 2025 period, while the prior year period includes loss of $2.6 million, primarily coming from FaZe Media. In addition, the 2025 period includes a $3.0 million gain on disposal of FaZe Media.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(3,018,346)	$(12,003,141)	$(10,192,082)	$(17,264,089)
Interest expense	(44,590)	192,257	4,968	627,385
Income tax benefit	-	-	-	-
Amortization and depreciation	302,360	564,346	558,825	1,182,368
Share-based payments	5,616	602,139	34,614	1,021,367
Transaction costs	547,188	1,037,044	1,292,565	2,130,464
Arbitration settlement reserve	66,217	(43,500)	10,634	(138,625)
Restructuring costs	165,328	-	782,541	-
Change in fair value of contingent consideration	-	(42,327)	-	(42,327)
Change in fair value of warrant liability	17,731	(15,643)	12,384	(52,900)
Change in fair value of convertible debt carried at fair value	5,561	(563,360)	(327,916)	(456,759)
Gain on disposition of subsidiary	(3,020,335)	-	(2,721,953)	(3,009,891)
Loss on disposition of assets	1,477,619	3,764,474	1,477,619	3,764,474
Loss from discontinued operations	-	2,342,513	2,613,422	3,543,246
Adjusted EBITDA	$(3,495,651)	$(4,165,198)	$(6,454,379)	$(8,695,287)

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $130.3 million as of June 30, 2025 ($122.2 million as of December 31, 2024). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of June 30, 2025, the Company had a working capital deficiency of $27.6 million (as of December 31, 2024, a working capital deficiency of $18.3 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As of June 30, 2025, cash and restricted cash totaled $6.5 million, compared to $13.1 million as of December 31, 2024.

While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities.

As discussed in recent developments above, in July 2025, we raised gross proceeds of $89.6 million over three offerings. We raised $9.2 million on July 9, 2025 through a registered equity offering of our common shares, $75.3 million on July 18, 2025 through a registered equity offering of our common shares and $5.15 million on July 24, 2025 through a private placement of our Series A-1 convertible preferred shares.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of June 30, 2025, our principal sources of liquidity were our cash and accounts receivable in the amount of $4.7 million and $13.0 million, respectively, and available borrowings under our line of credit as well as new debt and/or equity issuances.

Operating Activities

Net cash used in operating activities was $6.9 million during the six months ended June 30, 2025, compared with $17.6 million used in operating activities in the comparative prior year period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025.

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2025, which was primarily due $2 million promissory note issued on March 25, 2025, as discussed in the recent developments section. Net cash provided by financing activities was $26.3 million for the six months ended June 30, 2024, which was primarily due to the PIPE Financing on March 7, 2024 of $10 million and the spinoff of FaZe Media on May 15, 2024 and minority interest investments into FaZe Media of $15.75 million during the second quarter of 2024.

Crypto Treasury and Digital Assets

GameSquare has purchased, directly and indirectly, over $60 million ETH and NFT to support broader growth initiatives across the Company’s platform, however, GameSquare’s Board has approved an ETH allocation of up to $250 million.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact to our unaudited Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2025. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for three and six months ended June 30, 2025, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alta Partners v. FaZe Holdings, Inc. – On April 23, 2025, Alta Partners, LLC filed a Complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agrees to issue to Alta $150,000 of the Company’s restricted common stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of GameSquare’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three (3) business days of that date, GameSquare shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon GameSquare’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three (3) business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the Action against GameSquare with prejudice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

GAMESQUARE HOLDINGS, INC.

FORM 10-Q

EXHIBIT INDEX

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

3.1	Certificate of Designation of Series A-1 Convertible Preferred Stock of GameSquare Holdings, Inc., dated as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

4.3	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

10.1	Exchange Agreement by and among GameSquare Holdings, Inc., FaZe Media Holdings, LLC, and Gigamoon Media, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2025).

10.2	Subscription Agreement between GameSquare Holdings, Inc. and Robert Leshner dated as of July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.3	Consent and Waiver of Series A-1 Preferred Stock Equity Issuance by Lucid Capital Markets, LLC, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.4*	Settlement Agreement and Release dated as of August 11, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from GameSquare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	August 14, 2025	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2025	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

