Form 10-Q
period 2025-09-30
GameSquare Holdings, Inc.
filed 2025-11-14
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 11, 2025
Common Stock - $0.0001 par value	98,380,767

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

We routinely post important information for investors in the “Investors” section of our website, gamesquare.com. We may use our website as a distribution channel of material information about the Company. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The information contained on, or that may be accessed through, our website, is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30 2025	December 31, 2024
Assets
Cash	$6,012,219	$12,094,950
Restricted cash	1,475,593	1,054,030
Accounts receivable, net	13,268,734	21,330,847
Digital assets	4,020,415	-
Government remittances	286,973	119,721
Promissory note receivable, current	202,507	379,405
Prepaid expenses and other current assets	954,885	1,493,619
Total current assets	26,221,326	36,472,572
Investment	2,332,071	2,199,909
Investment in ETH fund	64,539,714	-
Promissory note receivable, non-current	8,581,770	9,212,785
Property and equipment, net	137,269	303,950
Goodwill	4,220,754	12,704,979
Intangible assets, definite lived, net	6,678,804	15,265,736
Intangible assets, indefinite lived	6,906,820	-
Right-of-use assets	1,500,731	2,570,516
Total assets	$121,119,259	$78,730,447
Liabilities and Shareholders’ Equity
Accounts payable	$18,445,123	$27,349,372
Accrued expenses and other current liabilities	12,089,146	13,694,179
Players liability account	47,535	47,535
Deferred revenue	5,239,322	2,726,121
Current portion of operating lease liability	433,390	748,916
Line of credit	(118,945)	3,501,457
Convertible debt carried at fair value, current	-	6,481,704
Warrant liability	7,045	14,314
Deferred purchase consideration	3,996,548	-
Arbitration reserve	164,091	199,374
Total current liabilities	40,303,255	54,762,972
Convertible debt carried at fair value, non-current	-	9,908,784
Contingent purchase consideration, non-current	807,000	-
Operating lease liability	1,265,332	2,054,443
Total liabilities	42,375,587	66,726,199
Commitments and contingencies (Note 16)
Preferred stock ($0.0001 par value, 50,000,000 authorized, 3,433 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	5,150,000	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 98,380,767 and 32,635,995 shares issued and outstanding as of September 30, 2025 and December31, 2024, respectively)	9,838	3,264
Additional paid-in capital	205,261,286	119,438,370
Accumulated other comprehensive loss	(524,003)	(208,617)
Non-controlling interest	-	14,942,287
Accumulated deficit	(131,153,449)	(122,171,056)
Total shareholders’ equity	78,743,672	12,004,248
Total liabilities and shareholders’ equity	$121,119,259	$78,730,447

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$11,315,003	$9,306,777	$26,542,646	$19,930,359
Cost of revenue	5,722,273	5,091,393	15,500,495	12,439,479
Gross profit	5,592,730	4,215,384	11,042,151	7,490,880
Operating expenses:
General and administrative	6,170,930	3,744,312	13,766,667	11,806,277
Selling and marketing	1,464,040	1,196,593	4,188,399	4,116,694
Research and development	519,275	450,637	1,550,378	1,447,954
Depreciation and amortization	271,484	350,324	727,789	1,025,004
Restructuring charges	(1,535,097)	330,167	(814,377)	330,167
Other operating expenses	1,095,258	1,287,223	2,387,823	3,417,687
Total operating expenses	7,985,890	7,359,256	21,806,679	22,143,783
Loss from continuing operations	(2,393,160)	(3,143,872)	(10,764,528)	(14,652,903)
Other income (expense), net:
Interest income (expense)	166,831	178,008	309,733	(17,072)
Loss on debt extinguishment	-	(1,032,070)	-	(1,032,070)
Change in fair value of convertible debt carried at fair value	(38,033)	(98,937)	289,883	357,822
Change in fair value of warrant liability	19,659	26,482	7,275	79,382
Arbitration settlement reserve	45,917	113,583	35,283	252,208
Other income (expense), net	8,145,567	21,267	8,276,426	(246,066)
Total other income (expense), net	8,339,941	(791,667)	8,918,600	(605,796)
Loss from continuing operations before income taxes	5,946,781	(3,935,539)	(1,845,928)	(15,258,699)
Income tax benefit	-	-	-	-
Net income (loss) from continuing operations	5,946,781	(3,935,539)	(1,845,928)	(15,258,699)
Net income (loss) from discontinued operations	(6,755,224)	(3,528,876)	(9,154,597)	(9,469,805)
Net loss	(808,443)	(7,464,415)	(11,000,525)	(24,728,504)
Net loss attributable to non-controlling interest	-	1,979,943	2,018,132	2,369,533
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(808,443)	$(5,484,472)	$(8,982,393)	$(22,358,971)

Comprehensive loss, net of tax:
Net loss	$(808,443)	$(7,464,415)	$(11,000,525)	$(24,728,504)
Change in foreign currency translation adjustment	70,071	360,004	(315,386)	373,187
Comprehensive loss	(738,372)	(7,104,411)	(11,315,911)	(24,355,317)
Comprehensive loss attributable to non-controlling interest	-	1,979,943	2,018,132	2,369,533
Comprehensive loss	$(738,372)	$(5,124,468)	$(9,297,779)	$(21,985,784)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$0.07	$(0.13)	$(0.03)	$(0.58)
From discontinued operations	(0.08)	(0.05)	(0.13)	(0.27)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.01)	$(0.18)	$(0.16)	$(0.85)
Weighted average common shares outstanding - basic and diluted	87,949,202	31,270,253	54,733,322	26,378,453

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Preferred stock		Additional	Accumulated other		Non-
	Shares	Par value	Shares	Amount	paid- in capital	comprehensive (loss) income	Accumulated deficit	controlling interest	Shareholders’ equity
Balance, January 1, 2025	32,635,995	$3,264	-	$-	$119,438,370	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Disposal of Faze Media Inc.	-	-	-	-	-	-	-	(12,924,155)	(12,924,155)
Registered offerings, net of issuance costs	59,850,878	5,985	-	-	77,846,722	-	-	-	77,852,707
Issuance of Preferred	-	-	3,433	5,150,000	-	-	-	-	5,150,000
Conversion of convertible debt	5,032,233	503	-	-	3,991,735	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,547,086	155	-	-	2,078,056	-	-	-	2,078,211
Restricted share units exercised	160,973	16	-	-	(16)	-	-	-	-
Share-based compensation - options and RSUs	-	-	-	-	1,600,707	-	-	-	1,600,707
Warrants issued for services	-	-	-	-	305,627	-	-	-	305,627
Cancellation of common shares	(846,398)	(85)	-	-	85				-
Other comprehensive income	-	-	-	-	-	(315,386)	-	-	(315,386)
Net loss	-	-	-	-	-	-	(8,982,393)	(2,018,132)	(11,000,525)
Balance, September 30, 2025	98,380,767	$9,838	3,433	$5,150,000	$205,261,286	$(524,003)	$(131,153,449)	$-	$78,743,672

Balance, January 1, 2024	12,989,128	$1,299	-	$-	$91,913,870	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	1,013	-	-	14,585,987	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	719	-	-	9,864,339	-	-	-	9,865,058
Conversion of convertible debt	103,594	10	-	-	107,517	-	-	-	107,527
Shares issued to settle outstanding amounts payable	80,000	8	-	-	99,992	-	-	-	100,000
Restricted share units exercised	1,086,559	109	-	-	19,891	-	-	-	20,000
Minority interest in Faze Media, Inc.	-	-	-	-	-	-	-	20,500,000	20,500,000
Share-based compensation - options and RSUs	-	-	-	-	1,288,484	-	-	-	1,288,484
Other comprehensive loss	-	-	-	-	-	373,187	-	-	373,187
Net loss	-	-	-	-	-	-	(22,358,971)	(2,369,533)	(24,728,504)
Balance, September 30, 2024	31,586,409	$3,158	-	$-	$117,880,080	$241,106	$(95,779,120)	$18,130,467	$40,475,691

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,000,525)	$(24,728,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,157,785	2,740,431
Amortization of operating lease right-of-use assets	374,248	348,224
Gain on disposition of subsidiary	(2,721,953)	(3,009,891)
Loss on disposition of assets	1,477,619	3,764,474
Loss on extinguishment of debt	-	1,032,070
Unrealized (gain) loss on investment in ETH fund	(9,556,999)	-
Unrealized (gain) loss on digital assets	1,812,271	-
Realized (gain) loss on digital assets	(315,421)	-
Yield on investment in ETH fund	(588,242)	-
Impairment expense	8,535,098	-
Accretion of promissory note receivable	(894,960)	(533,869)
Change in fair value of contingent consideration	-	(42,327)
Change in fair value of warrant liability	(7,275)	(79,382)
Change in fair value of arbitration reserve	(35,283)	(252,208)
Change in fair value of convertible debt carried at fair value	(289,883)	(357,822)
Share-based compensation	1,906,334	1,288,484
Changes in operating assets and liabilities:
Accounts receivable, net	7,091,924	(3,438,866)
Government remittances	(66,489)	1,972
Prepaid expenses and other current assets	188,053	(971,504)
Accounts payable, accrued expenses and other current liabilities	(11,697,905)	671,717
Deferred revenue	(2,248,163)	(1,475,136)
Operating lease liability	(375,351)	(318,395)
Net cash used in operating activities	(17,255,117)	(25,360,532)
Cash flows from investing activities:
Purchase of property and equipment	(77,014)	(5,117)
Purchase of intangible assets	(300,000)	(60,000)
Purchase of digital assets	(57,125,099)	-
Proceeds from sale of digital assets	956,433	-
Cash used in acquisition of Click, net of cash acquired	(4,572,931)	-
Cash acquired in Faze Clan acquisition	-	2,406,812
Disposal of Frankly Media assets	-	35,500
Disposal of Complexity, net of cash disposed	-	328,284
Disposal of Faze Media, net of cash disposed	(636,377)	-
Net cash provided by investing activities	(61,754,988)	2,705,479
Cash flows from financings activities:
Proceeds from registered offerings, net of issuance costs	77,852,707	-
Proceeds from private placements, net of issuance costs	-	9,865,058
Non-controlling interest in Faze Media, Inc.	-	20,500,000
Proceeds from payments on promissory notes receivable, net	652,500	-
Proceeds from issuance of promissory notes payable	2,000,000	-
Repayment of promissory notes payable	(2,897,651)	-
Proceeds from issuance of convertible debt	-	6,045,000
Repayment of principal on convertible debt	-	(5,800,000)
Proceeds (repayments) on line of credit, net	(3,620,402)	(197,533)
Net cash provided by financing activities	73,987,154	30,412,525
Effect of exchange rate changes on cash and restricted cash	(638,217)	448,703
Net increase (decrease) in cash and restricted cash	(5,661,168)	8,206,175
Cash and restricted cash, beginning of period	13,148,980	2,992,838
Cash and restricted cash, end of period	$7,487,812	$11,199,013

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Nine months ended September 30,
	2025	2024
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$506,465	$1,074,609
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	502,155	471,222

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock to acquire NFT	$5,150,000	$-
Purchase of NFTs with digital assets - ETH	1,756,820	-
Acquisition of digital asssets for services - Anime and Rekt	5,250,000	-
Contribution of digital assets - ETH into ETH fund	55,256,329	-
Redemption of digital assets - ETH from ETH fund	861,856	-
Disposal of Faze Media in exchange for conversion of convertible debt	10,000,000	-
Disposal of Frankly assets in exchange for promissory note receivable	-	1,706,797
Disposal of Complexity in exchange for promissory note receivable	-	7,125,628
Shares, options, and warrants issued for acquisition of FaZe	-	14,587,000
Conversion of convertible debt	3,992,238	-
Shares issued to settle legal and other amounts payable	2,078,211	-

Reconciliation of cash and restricted cash:

	September 30 2025	December 31, 2024
Cash	$6,012,219	$12,094,950
Restricted cash	1,475,593	1,054,030
Cash and restricted cash shown in the consolidated statements of cash flows	$7,487,812	$13,148,980

GAMESQUARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Corporate information and going concern

(a) Corporate information

GameSquare Holdings, Inc. (NASDAQ: GAME)(formerly Engine Gaming & Media, Inc.) (“GameSquare” or the “Company”) is a corporation existing under the laws of the State of Delaware as of March 7, 2024 (and was a corporation existing under the Business Corporations Act (Province of British Columbia) prior to March 7, 2024). The registered head office of the Company is 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.

GameSquare, completed its acquisition of Click Management Pty Ltd, an Australian proprietary limited company (“Click”) on September 11, 2025, resulting in the Company acquiring all the issued and outstanding securities of Click (see Note 4).

GameSquare, completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe (see Note 4).

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, Click Management Pty Ltd, a Australia based gaming and esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Stream Hatchet, live streaming data and analytics platform, and Sideqik a social influencer marketing platform.

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $131.2 million as of September 30, 2025 ($122.2 million as of December 31, 2024). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of September 30, 2025, the Company had a working capital deficiency of $14.1 million (as of December 31, 2024, a working capital deficiency of $18.3 million) which is comprised of current assets less current liabilities.

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

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of September 30, 2025, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Stream Hatchet S.L.	Spain	100.00%	Euro
Code Red Esports Ltd.	United Kingdom	100.00%	UK Pound
Click Management Pty Ltd	Australia	100.00%	Australian Dollar
GameSquare Esports (USA) Inc. (dba as Fourth Frame Studios)	USA	100.00%	US Dollar
GCN Inc.	USA	100.00%	US Dollar
Faze Clan Inc.	USA	100.00%	US Dollar
Swingman LLC (dba as Zoned)	USA	100.00%	US Dollar
Mission Supply LLC	USA	100.00%	US Dollar
SideQik, Inc.	USA	100.00%	US Dollar

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

The Company had no customers whose revenue accounted for more than 10% of total revenue for the nine months ended September 30, 2025 and 2024, respectively.

No customers individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024.

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

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of September 30, 2025, the Company is organized into the four operating segments, which also represent its four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(f) Digital assets

Crypto assets within the scope of ASC 350-60 are measured at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. Fair value is determined using Level 1 inputs from principal market cryptocurrency exchanges or widely recognized pricing indices. These assets are presented separately on the condensed consolidated balance sheets. Upon sale or transfer, crypto assets are derecognized at fair value. The Company applies an average cost methodology to assign costs for purposes of determining digital assets held and realized gains and losses.

Digital assets outside the scope of ASC 350-60, such as non-fungible tokens (“NFTs”), are accounted for as indefinite-lived intangible assets under ASC 350-30.

(g) Investments – equity securities

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

Equity securities accounted for under ASC 321 without a readily determinable fair value are accounted for using the net asset value (“NAV”) practical expedient in accordance with ASC 820 where applicable and when elected by the Company. The NAV is calculated by the general partner in a manner consistent with ASC 946, Financial Services — Investment Companies.

Equity securities accounted for under ASC 321 without a readily determinable fair value and for which the NAV practical expedient has not been elected are accounted for under the measurement alternative. The Company assesses the securities for impairment indicators, at least annually, or more frequently if there are any indicators of impairment. If the assessment indicates that the fair value of the investment is less than its carrying value, the investment is impaired and an impairment charge equal to the excess of the carrying value over the related fair value of the investment will be recorded.

3. Recent accounting pronouncements

(a) Adopted

Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for Crypto Assets (ASC 350-60), which requires certain crypto assets to be measured at fair value with changes recognized in net income and presented separately on the balance sheet. The Company applied the provisions of ASU 2023-08 to its initial crypto asset purchases during the three months ended September 30, 2025. There were no prior-period crypto asset holdings and no cumulative-effect adjustment was required.

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

4. Acquisitions and divestitures

(a) Acquisition of Click

On September 10, 2025, GameSquare entered into an equity purchase agreement pursuant to acquire all of the outstanding equity interests in Click Management Pty Ltd (“Click”), an Australian proprietary limited company, subject to the terms and conditions in the Purchase Agreement. The acquisition of Click closed on September 11, 2025.

Under the terms of the purchase agreement, the Company paid a base purchase price of $4,500,000 subject to customary adjustments for cash, net working capital, indebtedness and transaction expenses (collectively, “Cash at closing”). The sellers will also receive, subject to the terms and conditions described in the Purchase Agreement: (i) a deferred cash payment (“Deferred purchase consideration”) of $4,000,000 within sixty (60) days following December 31, 2025; and (ii) up to an aggregate of $3,000,000 in cash earn-out payments (“Contingent purchase consideration”) based on the post-closing performance of the Company and its wholly owned subsidiary, Click Media & Management LLC, a Delaware limited liability company (“Click Media”). Specifically, (a) up to $1,500,000 may be payable based on Click’s EBITDA for the 12-month period beginning January 1, 2026, and (b) up to an additional $1,500,000 may be payable based Click’s EBITDA for the 12-month period beginning January 1, 2027.

The acquisition of Click was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Amount
Cash at closing	$5,274,237
Deferred purchase consideration	3,996,548
Contingent purchase consideration, non-current	807,000
Total purchase price	$10,077,785

The preliminary purchase price allocation is as follows:

Purchase price allocation	Amount
Cash	$701,306
Accounts receivable, net	2,363,740
Government remittances	100,763
Prepaid expenses and other current assets	125,536
Investment	133,133
Property and equipment	40,032
Goodwill	3,805,052
Intangible assets	5,100,000
Total assets acquired	12,369,562

Accounts payable	1,132,919
Accrued liabilities	1,158,858
Total liabilities assumed	2,291,777
Net assets acquired	$10,077,785

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

Goodwill

The difference between the estimated acquisition date fair value of the consideration transferred and the estimated values assigned to the assets acquired and liabilities assumed represents goodwill of $3.8 million.

The goodwill recorded represents the following:

●	Cost savings and operating synergies expected to result from combining the operations of Click with those of the Company.
●	Intangible assets that do not qualify for separate recognition such as the assembled workforce.

Goodwill arising from the acquisition is expected to be deductible for tax purposes.

(b) FaZe Merger

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

As a result of the Transaction, during the three and nine months ended September 30, 2025 and 2024, Complexity met the requirements to be reported as discontinued operations (see Note 19). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

The promissory note receivable is classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The promissory note receivable was initially recorded at its transaction closing date fair value on March 1, 2024 and no allowance for credit losses had been recognized as of September 30, 2025.

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

The promissory notes receivable are classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The promissory note receivable was initially recorded at its transaction closing date fair value on May 31, 2024. During the second quarter of 2025, the Company recorded a full reserve on the UNIV Note of $1.5 million as the buyer ceased making payments under the note. The reserve for credit losses was recorded within Net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

During the third quarter of 2025, the Company executed a plan to discontinue the operations of Frankly, following a strategic decision to focus the Company’s resources on its full-service creative agency, SaaS and newly launched digital asset treasury. Subsequent to the Frankly asset disposal discussed above, the business of Frankly that remained was its legacy programmatic advertising operation. Given its single digit-gross margins and operating losses, management deemed it in the best interest of the Company to discontinue operations of Frankly. During the three and nine months ended September 30, 2025, Frankly met the requirements to be reported as discontinued operations (see Note 19).

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

On June 17, 2024, the Company entered into an agreement to sell 5,725,000 of its 11,450,000 shares of Series A-1 Preferred Stock of Faze Media to M40A3 LLC (“M4”) in exchange for $9.5 million (the “June SPA”). The first 2,862,500 share tranche was issued on June 17, 2024 for consideration of $4.75 million and the remaining 2,862,500 was issued on August 15, 2024 for consideration of $4.75 million.

Contemporaneous with the execution of the June SPA, the Company and M4 entered into a Limited Proxy and Power of Attorney with respect to all of the shares of Series A-1 Preferred Stock of Faze Media held by M4 (the “Faze Media Voting Proxy”).

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

(e) Disposal of Faze Media

Subsequently, on April 1, 2025, the Company, through its wholly owned subsidiary Faze Media Holdings, LLC, entered into an Exchange Agreement with Gigamoon, effective April 1, 2025 (the “Exchange Agreement”), pursuant to which the Company agreed to accelerate the conversion date under Gigamoon’s convertible debenture dated as of December 16, 2024, in the principal amount of $10 million. Pursuant to the terms of the Exchange Agreement, FaZe Media Holdings, LLC transferred to Gigamoon 5,725,000 shares of Series A-1 Preferred Stock of FaZe Media, Inc. In addition, GameSquare issued 87,946 shares of its common stock to Gigamoon as payment of accrued interest on the convertible debenture through the conversion date.

As a result of the Exchange Agreement, during the three and nine months ended September 30, 2025 and 2024, Faze Media met the requirements to be reported as discontinued operations (see Note 19). The Company recognized a gain of $3.0 million in Net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received, conversion of $10 million Gigamoon convertible debenture discussed above (see Note 10), with the carrying value of the disposed assets and liabilities. The fair value of consideration received was concluded to be $10 million, the principal value of convertible debt being converted by Gigamoon. Faze Media assets and liabilities disposed had a net carrying value of $7.0 million and consist of $0.6 million of cash, $2.9 million of accounts receivable, $0.2 million of prepaid expenses and other current assets, $1.6 million of amounts due from GameSquare, $0.1 million of property and equipment, $0.7 million of right-of-use assets, $9.6 million of intangible assets and $7.1 million of goodwill, partially offset by $0.2 million of accounts payable, $1.7 million of accrued liabilities, $0.5 million of deferred revenue, $0.7 million of lease liabilities and $12.9 million in non-controlling interests in Faze Media.

5. Digital assets

The Company holds Ethereum (“ETH”), Animecoin (“ANIME”), and REKT, all of which are within the scope of ASC 350-60.

The following table presents a roll forward of digital assets held directly by the Company:

	ETH	ANIME	REKT	SAND	Total
Balance, December 31, 2024	$-	$-	$-	$-	$-
Purchases	57,000,099	125,000	-	-	57,125,099
Other receipts - non-cash	-	3,250,000	2,000,000	250,000	5,500,000
Contributions in exchange for Dialectic investment (see Note 6)	(55,256,329)	-	-	-	(55,256,329)
Redemptions in Dialectic investment (see Note 6)	861,856	-	-	-	861,856
Sales	(832,135)	-	(25,386)	(98,912)	(956,433)
Exchange of ETH for NFTs (see Note 7)	(1,756,820)	-	-	-	(1,756,820)
Unrealized gain (loss) on digital assets	(263,988)	(906,423)	(641,860)	-	(1,812,271)
Realized gain (loss) on digital assets	462,838	-	3,508	(150,925)	315,421
Fees and other	91	-	(36)	(163)	(108)
Balance, September 30, 2025	$215,612	$2,468,577	$1,336,226	$-	$4,020,415

Unrealized and realized gains (losses) on digital assets are included in Other income (expense), net in the condensed consolidated statements of operations.

Digital asset holdings as of September 30, 2025, were as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	52.01	$215,612	$479,600	$(263,988)
ANIME	180,319,702	2,468,577	3,375,000	(906,423)
REKT	2,280,638,667,003	1,336,226	1,978,086	(641,860)
Total		$4,020,415	$5,832,686	$(1,812,271)

In August and September 2025, the Company received 171.9 million ANIME tokens as non-cash consideration under an agency services agreement. An additional 8.4 million ANIME tokens were purchased in the open market as partial fulfillment required under the contract. Both tranches are subject to a six-month holding restriction beginning August 12, 2025. In accordance with ASC 820, no adjustment to fair value is made for this holder-specific restriction.

In August 2025, the Company received 2,305,905 million REKT tokens as non-cash consideration under an agency services agreement. The tokens are subject to a lockup as follows: Two-twelfths (2/12) will not have any restriction, the remaining ten-twelfths (10/12) will be subject to lock up, provided that on each monthly anniversary of the effective date the lock up will expire on one-tenth (1/10) of the initial total number of locked tokens such that on the tenth monthly anniversary of the effective date, the lock up shall have expired with respect to all of the tokens. Effective date for lockup start is August 28, 2025. In accordance with ASC 820, no adjustment to fair value is made for this holder-specific restriction.

6. Investment in ETH fund

During the nine months ended September 30, 2025, the Company contributed an aggregate of 15,630 ETH, with a fair value of $55.3 million at the contribution dates, to the Dialectic Moonphase Feeder Fund LP (“Dialectic”) in exchange for limited partnership units of Dialectic. The Company may redeem its interest with 30 days’ notice, subject to standard fund provisions. Dialectic is a Cayman Islands limited partnership focused on decentralized finance (“DeFi”) yield strategies. The ETH was derecognized at fair value under ASC 350-60 upon transfer and no gain or loss was recognized.

The investment in Dialectic is subject to the provisions of ASC 321 and, because the investment in Dialectic does not have a readily determinable fair value, the Company elected to use the NAV practical expedient and, therefore, the investment is not included in the fair value hierarchy.

The investment generated yield in August and September 2025 of $588,242 which is included in revenue in the condensed consolidated statements of operations. Further, unrealized gains on changes in market value of ETH of $9.6 million were recognized during both the three and nine months ended September 30, 2025, and are included in Other income (expense), net in the condensed consolidated statements of operations.

7. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(3,315,139)
Impairment of Stream Hatchet	(4,945,299)
Impairment of Sideqik	(2,486,000)
Balance, December 31, 2024	$12,704,979
Disposal of FaZe Media	(7,147,428)
Acquisition of Click	3,805,052
Impairment of Frankly	(5,141,849)
Balance, September 30, 2025	$4,220,754

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (Note 19), the remaining value of goodwill and intangible assets of Frankly were impaired. Goodwill and intangible assets impairment charges were $5.1 million and $3.4 million, respectively, and were recorded within Net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

(b) Intangible assets, definite lived

Intangible assets, definite lived consist of the following:

	As of September 30, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$10,443,591	$(2,359,912)	$(6,049,195)	$2,034,484
Talent network	4,140,000	(383,972)	$-	3,756,028
Brand name	3,116,213	(1,443,701)	$(784,220)	888,292
Software	1,830,000	(608,589)	$(1,221,411)	-
Total intangible assets	$19,529,804	$(4,796,174)	$(8,054,826)	$6,678,804

	As of December 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,058,560	$(2,056,023)	$(2,655,946)	$7,346,591
Talent network	$1,100,000	$(458,333)	-	641,667
Brand name	9,540,261	(1,478,563)	(784,220)	7,277,478
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$24,528,821	$(4,601,508)	$(4,661,577)	$15,265,736

The Company recognized amortization expense for intangible assets of $1.0 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively; and $0.3 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively.

Amortization expense for definite lived intangible assets is expected to be as follows over the next five years, and thereafter:

2025	$392,371
2026	1,388,366
2027	1,031,717
2028	914,800
2029	914,800
Thereafter	2,036,750
Total estimated amortization expense	$6,678,804

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (Note 19), the remaining value of goodwill and intangible assets of Frankly were impaired. Goodwill and intangible assets impairment charges were $5.1 million and $3.4 million, respectively, and were recorded within Net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

(c) Intangible assets, indefinite lived

On July 24, 2025, the Company entered into a subscription agreement, pursuant to which the subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock of the Company, par value $0.0001 per share (Note 11), in consideration for Crypto Punk 5577 non-fungible token (“NFT”), which was deemed to have a fair market value of $5.15 million.

Regarding the NFT, CryptoPunks launched as a fixed set of 10,000 items in mid-2017. Rare and highly sought-after “Cowboy Ape” CryptoPunk NFT from Robert Leshner, founder of the DeFi protocol Compound and CEO of Superstate. Valued for its rarity and historical significance as one of only 24 Ape CryptoPunks in existence, the Cowboy Ape is widely regarded as the most desirable CryptoPunks of the 10,000-piece collection and NFTs in general.

In addition to the acquisition of the Cowboy Ape NFT, the Company acquired an additional seven crypto punks using ETH valued at $1.8 million at the time of purchase.

Digital assets outside the scope of ASC 350-60, such as non-fungible tokens (“NFTs”), are accounted for as indefinite-lived intangible assets under ASC 350-30.

There were no impairment charges related to indefinite-lived intangible assets incurred during the three and nine months ended September 30, 2025.

8. Leases

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

On April 1, 2024, GameSquare Holdings, Inc. leased a building in Culver City, CA, which it later assigned to Faze Media Inc. on May 15, 2024. The lease has an original lease period expiring in March 2027. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company disposed of Faze Media Inc. on April 1, 2025, including the lease right-of-use assets and lease liabilities (see Note 19).

The components of operating lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	135,772	229,509	501,052	501,052
Variable lease expense	60,120	105,513	210,069	230,023
Total operating lease costs	195,892	335,022	711,121	731,075

As of September 30, 2025, the remaining lease-term and discount rate on the Frisco, TX lease was 3.6 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

2025	136,452
2026	545,808
2027	545,808
2028	545,808
2029	181,936
Thereafter	-
Total lease payments	1,955,812
Less: Interest	(257,090)
Total lease liability	$1,698,722

9. Line of credit

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

During the third quarter of 2025, in connection with the discontinued operations of Frankly, which was the primary borrower under the line of credit, the Company paid down the balance under the LOC. As of September 30, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $(119) thousand, as the lender had continued to collect certain receivables on behalf of the Company subsequent to the balance being paid. During the nine months ended September 30, 2025 and 2024, the Company recognized interest expense of $0.3 million and $0.7 million on the LOC.

10. Convertible debt

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

Subsequently, on April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon (See Note 4).

Outstanding as of September 30, 2025

(a) Three Curve CD

On September 1, 2022, Engine extended convertible debentures that were due to mature in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) a maturity date of August 31, 2025, (b) an interest rate of 7% per annum (interest to be paid in full at maturity) and (c) a conversion price of $4.40 per share.

The Three Curve CD matured during the quarter, and the balance due was reclassed into Accrued expenses and other current liabilities on the condensed consolidated balance sheet. The total amount due was paid subsequent to quarter end by the Company.

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	Gigamoon CD	Total
Balance, December 31, 2024	$1,629,448	$4,852,256	$9,908,784	$16,390,488
Interest expense	58,253	-	184,932	243,185
Interest payments	-	-	(217,808)	(217,808)
Transfer to promissory note payable	-	(411,518)	-	(411,518)
Maturity of convertible debt	(1,722,226)	-	-	(1,722,226)
Conversion of debt	-	(3,992,238)	(10,000,000)	(13,992,238)
Change in fair value(1)	34,525	(448,500)	124,092	(289,883)
Balance, September 30, 2025	$-	$-	$-	$-

Contractual principal balances outstanding:
As of December 31, 2024	$1,250,000	$4,124,299	$10,000,000	$15,374,299
As of September 30, 2025	$-	$-	$-	$-

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

11. Shareholders’ Equity

(a) Description of the Company’s securities

The Company is authorized to issue 100,000,000 common shares, par value $0.0001 per share, and 50,000,000 preferred shares, par value $0.0001 per share. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

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

The Series A-1 preferred stock ranks senior to all junior securities, including common stock, and carries a $1.50 per share liquidation preference on an as-converted basis. After satisfying this preference, each share of Series A-1 preferred stock will automatically convert into 1,000 shares of the common stock. The Series A-1 preferred stock has no voting rights and is equity classified.

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy. As of September 30, 2025, the Company had not repurchased any common shares under this program.

(b) Activity for the periods presented – common shares

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance (see Note 10). Yorkville was issued 5,032,233 common shares for conversion of $3.7 million principal ($4.0 million fair value), with the remaining $411 thousand refinanced into the promissory note with Yorkville.

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

On July 8, 2025, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter pursuant to the Underwriting Agreement 4,692,866 shares of common stock, par value $0.0001 per share and 3,728,188 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrant”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant). The Underwriter also fully exercised its option pursuant to the Underwriting Agreement and purchased and exercised 1,263,157 Pre-Funded Warrants at a price of $0.9499 per Pre-Funded Warrant and at an exercise price of $0.0001 per Pre-Funded Warrant.

The Offering closed on July 9, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $9.7 million, before deducting an underwriting discount of 7% of the price to the public and expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.14 (Note 14).

On July 17, 2025, the Company entered into an underwriting agreement with the Underwriter pursuant to which the Company will issue and sell to the Underwriter pursuant to the Underwriting Agreement 46,666,667 shares of common stock, par value $0.0001 per share, at an offering price of $1.50 per Share. The Underwriter also exercised its option pursuant to the Underwriting Agreement and purchased 3,500,000 additional Shares at the offering price of $1.50 per Share.

The Offering closed on July 18, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $75.3 million, before deducting an underwriting discount of 7% of the price to the public and expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.80 (Note 14).

On August 11, 2025, the Company issued 153,846 common shares to Alta Partners as part of a legal settlement.

On August 20, 2025, the Company cancelled 846,398 common shares originally issued in connection with the acquisition of Faze Clan. The common shares did not meeting vesting criteria as of the acquisition date of March 7, 2024, and were subject to cancellation on that date.

During the nine months ended September 30, 2025, the Company issued 160,973 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 13(b)).

On March 7, 2024, 10,132,884 common shares of the Company were issued for the completion of the Merger (see Note 4).

In conjunction with the Merger, on March 7, 2024, the Company completed a private placement in public equity financing (the “PIPE Financing”) with certain investors in which the Company offered 7,194,244 units at a purchase price of $1.39 per unit for aggregate gross proceeds of $10.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.15 shares of the Company’s common stock. As a result, the Company issued an aggregate of 7,194,224 common shares of the Company and warrants to purchase up to 1,079,136 shares of the Company pursuant to the PIPE Financing. Each warrant has an exercise price of $1.55 per share and expire on March 7, 2029 (see Note 14).

On August 26, 2024, 103,594 common shares were issued in connection with conversion of $100 thousand in principal under the Yorkville CD with a fair value of $108 thousand.

On September 4, 2024, 80,000 common shares were issued in settlement of outstanding amounts payable of $0.1 million to Yorkville (first half of the SEPA commitment fee).

During the nine months ended September 30, 2024, the Company issued 1,086,559 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 13(b)).

(c) Activity for the periods presented – preferred shares

On July 24, 2025, the Company entered into a subscription agreement with Robert Leshner (“Subscriber”), pursuant to which Subscriber purchased from the Company 3,433.33 shares of Series A-1 preferred stock, in consideration for Crypto Punk 5577, an NFT with a fair value of $5.15 million. The issuance was accounted for as a nonmonetary exchange and the preferred stock was recorded at the fair value of the preferred shares issued.

12. Net loss per share

As the Company incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the inclusion of certain options, restricted stock units, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three and nine months ended September 30,
	2025	2024
Options and RSUs outstanding	5,086,976	2,448,725
Warrants outstanding	8,563,568	1,978,481
Shares issuable upon conversion of convertible debt	-	9,711,104
Total	13,650,544	14,138,310

13. Share-based compensation

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

The maximum number of common shares available for issuance pursuant to the settlement of RSUs and Options shall be 20% of the issued and outstanding common shares, or 19.7 million common shares as of September 30, 2025.

(a) Options

The following is a summary of Options outstanding as of September 30, 2025 and December 31, 2024, and changes during the nine months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	416,621	$19.34	1.96	$-
Outstanding at September 30, 2025	416,621	$19.34	1.21	$-
Exercisable at September 30, 2025	416,621	$19.34	1.21	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	2,344,594	$2.47	6.91	$-
Outstanding at September 30, 2025	2,344,594	$2.47	6.16	$-
Exercisable at September 30, 2025	2,317,102	$2.47	6.17	$-

See Note 4 for a summary of the significant valuation inputs used to value Options issued in relation to the acquisition of FaZe.

Share-based compensation expense related to the vesting of Options was $4 thousand and $34 thousand for the nine months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on September 30, 2025, and December 31, 2024, and changes during the nine months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2024	578,042	$2.70
Granted	1,946,192	1.75
Exercised	(160,973)	1.39
Forfeited	(37,500)	0.90
Outstanding at September 30, 2025	2,325,761	$2.02

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date.

Shared-based compensation expense related to the vesting of RSU’s was $1.6 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

14. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the nine months ended September 30, 2025:

Amount
Balance, December 31, 2024	$14,314
Change in fair value	(7,275)
Foreign exchange	6
Balance, September 30, 2025	$7,045

The following assumptions were used to determine the fair value of the warrant liability using the Black-Scholes option pricing model:

	September 30, 2025	December 31, 2024
Share price	CAD$0.94	CAD$1.19
Term, in years	2.00	2.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.66%	2.85%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the warrants.

The Company had 123,930 liability-classified warrants with a weighted average exercise price of CAD$9.68 outstanding as of September 30, 2025 and December 31, 2024. There we no changes during the nine months ended September 30, 2025.

(b) Equity-classified warrants

As discussed in Note 11, in connection with the registered offerings that closed on July 9, 2025 and July 18, 2025, the Company issued underwriter warrants as additional consideration to the underwriter.

On July 9, 2025, 968,421 warrants were issued to the underwriter, representing 10% of the common shares issued in the offering. The warrants have a strike price of $1.14 per warrant and are exercisable for a period of five years. The total fair value of the underwriter warrants issued was $1.7 million, and included within additional paid-in capital on the condensed consolidated balance sheet.

On July 18, 2025, 5,016,666 warrants were issued to the underwriter, representing 10% of the common shares issued in the offering. The warrants have a strike price of $1.80 per warrant and are exercisable for a period of five years. The total fair value of the underwriter warrants issued was $5.6 million, and included within additional paid-in capital on the condensed consolidated balance sheet.

On July 1, 2025, 600,000 warrants were issued to Dialectic for services. The warrants have an exercise price of $1.00 and are exercisable for a period of three years. The total fair value of the warrants issued was $0.3 million, and included within General and administrative expense on the condensed consolidated statement of operations.

As discussed in Note 4, in conjunction with the acquisition of FaZe, the Company issued 775,415 warrants with an acquisition fair value of $26 thousand, included in the FaZe acquisition purchase price consideration.

As discussed in Note 11, in conjunction with the PIPE Financing on March 7, 2024, 1,079,136 warrants were issued with an exercise price of $1.55 and a contractual term of 5 years. The relative fair value of the warrants of $1.1 million was estimated using the Black-Scholes option pricing model with the following assumptions: share price of $1.56, expected dividend yield of 0%, expected volatility rate of 120.00%, based on the historical volatility of comparable companies, a risk free rate of 3.36% and an expected life of 5 years. The warrants have an exercise price in USD and are equity-classified.

The Company had 8,439,638 equity-classified warrants with a weighted average exercise price of $9.54 outstanding as of September 30, 2025 and 1,854,551 equity-classified warrants with a weighted average exercise price of $37.63 outstanding as of December 31, 2024.

15. Related party transactions

(a) Convertible debenture with a director of the Company as counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by a director of the Company. The convertible debenture matured in the third quarter of 2025 (see Note 10).

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

During the third quarter of 2025, the Company paid $2.1 million, principal and accrued interest, to pay down the Blue & Silver promissory note in full.

16. Commitments and contingencies

Allinsports - A September 2021, decision issued by an arbitrator located in Alberta, Canada, directed the Company to issue 241,666 shares to Allinsports in connection with a dispute whether certain closing conditions in the acquisition agreement for Allinsports had been met. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

SPAC Complaint – As previously disclosed, in June 2024 a complaint was filed in Delaware Chancery Court by Nathan Carter (“Plaintiff” ), a purported stockholder of B. Riley Principal 150 Merger Corp. (“BRPM”),  against several former directors of BRPM, Faze Holdings, Inc.’s predecessor, and several other BRPM affiliated entities, challenging the disclosures made in connection with the July 2022 merger between BRPM and Faze Holdings, The Company is required to indemnify certain of the defendants due to its subsequent acquisition of FaZe Holdings, Inc. As previously reported, the Company, the Plaintiff and the defendants entered into a settlement agreement in February 2025 (the “Settlement Agreement”) pursuant to which the parties agreed to tentative terms resolving the matter, subject to approval from the Court of Chancery. On September 22, 2025, the Court of Chancery granted final approval of the Settlement Agreement, pursuant to which the Company and BRPM agreed to pay to Plaintiff a total of $3.25 million in cash, $2.15 million of which the Company had the option to in the form of shares of its Common Stock in lieu of cash. As of the date of this Report, the Company and BRPM have made the required settlement payment amounts in cash in full. As a result the litigation has been resolved.

Alta Partners v. FaZe Holdings, Inc. On April 23, 2025, Alta Partners, LLC (“Alta”) filed a complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agreed to issue to Alta $150,000 of the Company’s restricted Common Stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six-month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of the Company’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three business days of that date, the Company shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon the Company’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the action against the Company with prejudice.

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

17. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of September 30, 2025, the Company is organized into the four operating segments, which also represent its four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Nine months ended September 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$8,608,361	$-	$-	$8,608,361
Agency	839,523	8,460,830	-	591,601	9,891,954
SaaS and managed services	-	1,136,049	6,318,040	-	7,454,089
Yield	-	588,242	-	-	588,242
Total Revenue	839,523	18,793,482	6,318,040	591,601	26,542,646
Cost of sales
Owned and Operated IP	-	5,220,172	-	-	5,220,172
Agency	637,963	5,530,672	-	368,059	6,536,694
SaaS and managed services	-	350,853	3,392,776	-	3,743,629
Yield	-	-	-	-
Total Cost of sales	637,963	11,101,697	3,392,776	368,059	15,500,495
Gross profit
Owned and Operated IP	-	3,388,189	-	-	3,388,189
Agency	201,560	2,930,158	-	223,542	3,355,260
SaaS and managed services	-	785,196	2,925,264	-	3,710,460
Yield	-	588,242	-	-	588,242
Total Gross profit	$201,560	$7,691,785	$2,925,264	$223,542	$11,042,151

	Nine months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$7,698,941	$-	$-	$7,698,941
Agency	1,127,737	7,163,052	-	-	8,290,789
SaaS and managed services	-	1,620,021	2,320,608	-	3,940,629
Yield	-	-	-	-	-
Total Revenue	1,127,737	16,482,014	2,320,608	-	19,930,359
Cost of sales
Owned and Operated IP	-	5,996,363	-	-	5,996,363
Agency	866,543	4,875,642	-	-	5,742,185
SaaS and managed services	-	433,613	267,318	-	700,931
Yield	-	-	-	-	-
Total Cost of sales	866,543	11,305,618	267,318	-	12,439,479
Gross profit
Owned and Operated IP	-	1,702,578	-	-	1,702,578
Agency	261,194	2,287,410	-	-	2,548,604
SaaS and managed services	-	1,186,408	2,053,290	-	3,239,698
Yield	-	-	-	-	-
Total Gross profit	$261,194	$5,176,396	$2,053,290	$-	$7,490,880

	Three months ended September 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$3,713,482	$-	$-	$3,713,482
Agency	384,955	4,408,631	-	591,601	5,385,187
SaaS and managed services	-	355,658	1,272,434	-	1,628,092
Yield	-	588,242	-	-	588,242
Total Revenue	384,955	9,066,013	1,272,434	591,601	11,315,003
Cost of sales
Owned and Operated IP	-	1,732,584	-	-	1,732,584
Agency	279,332	2,342,555	-	368,059	2,989,946
SaaS and managed services	-	108,000	891,743	-	999,743
Yield	-	-	-	-	-
Total Cost of sales	279,332	4,183,139	891,743	368,059	5,722,273
Gross profit
Owned and Operated IP	-	1,980,898	-	-	1,980,898
Agency	105,623	2,066,076	-	223,542	2,395,241
SaaS and managed services	-	247,658	380,691	-	628,349
Yield	-	588,242	-	-	588,242
Total Gross profit	$105,623	$4,882,874	$380,691	$223,542	$5,592,730

	Three months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$4,765,840	$-	$-	$4,765,840
Agency	398,153	2,912,310	-	-	3,310,463
SaaS and managed services	-	490,708	739,766	-	1,230,474
Yield	-	-	-	-	-
Total Revenue	398,153	8,168,858	739,766	-	9,306,777
Cost of sales
Owned and Operated IP	-	3,335,622	-	-	3,335,622
Agency	332,445	1,176,887	-	-	1,509,332
SaaS and managed services	-	147,069	99,370	-	246,439
Yield	-	-	-	-
Total Cost of sales	332,445	4,659,578	99,370	-	5,091,393
Gross profit
Owned and Operated IP	-	1,430,218	-	-	1,430,218
Agency	65,708	1,735,423	-	-	1,801,131
SaaS and managed services	-	343,639	640,396	-	984,035
Yield	-	-	-	-
Total Gross profit	$65,708	$3,509,280	$640,396	$-	$4,215,384

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	September 30, 2025	December 31, 2024
USA	$92,060	$297,727
Australia	39,741	-
United Kingdom	1,434	1,337
Spain	4,034	4,886
Total	$137,269	$303,950

18. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	7,045	7,045
Arbitration reserve	164,091	-	-	164,091

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	14,314	14,314
Arbitration reserve	199,374	-	-	199,374
Convertible debt	-	-	16,390,488	16,390,488

(a) Fair values measured on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company’s investments, accounted for under the measurement alternative of ASC 321, is remeasured at fair value only upon an observable price change or if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

Digital assets measured at fair value under ASC 350-60 are not included in the fair value hierarchy table above, in accordance with ASC 350-60.

(b) NAV practical expedient

The investment in Dialectic is measured at fair value using the NAV practical expedient under ASC 820-10 and is not categorized in the fair value hierarchy. The NAV is calculated monthly by the general partner in accordance with ASC 946 using fair value for substantially all underlying assets.

19. Discontinued operations

(a) Complexity

As discussed in Note 4, on March 1, 2024, the Company sold Complexity and recognized a gain on disposition of $3.0 million, resulting in Complexity meeting the requirements for presentation as discontinued operations.

The Company recognized a pretax net loss of $1.4 million for the nine months ended September 30, 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the nine months ended September 30, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million.

Complexity had amortization and depreciation of $0.2 million for the nine months ended September 30, 2024. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

(b) FaZe Media

As discussed in Note 4, on April 1, 2025, the Company sold FaZe Media and recognized a gain on disposition of $3.0 million, resulting in FaZe Media meeting the requirements for presentation as discontinued operations.

The Company recognized a pretax net loss of $2.6 million and $4.6 million for the nine months ended September 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.6 million during the nine months ended September 30, 2025, includes revenue of $6.4 million, cost of revenue of $6.4 million, and operating expenses of $2.6 million. The pretax net loss of $4.6 million during the nine months ended September 30, 2024, includes revenue of $17.6 million, cost of revenue of $14.0 million, and operating expenses of $8.2 million.

The Company recognized a pretax net loss of $0 and $2.7 million for the three months ended September 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.7 million during the three months ended September 30, 2024, includes revenue of $4.6 million, cost of revenue of $4.1 million, and operating expenses of $3.3 million.

FaZe Media had amortization and depreciation of $0.3 million and $0.9 million for the nine months ended September 30, 2025 and 2024. FaZe Media did not have significant capital expenditures or significant noncash activity during the periods presented.

(c) Frankly

During the third quarter of 2025, the Company executed a plan to discontinue the operations of Frankly, following a strategic decision to focus the Company’s resources on its full-service creative agency, SaaS and newly launched digital asset treasury. Subsequent to the Frankly asset disposal (Note 4), the business of Frankly that remained was its legacy programmatic advertising operation. Given its single digit-gross margins and operating losses, management deemed it in the best interest of the Company to discontinue operations of Frankly. During the three and nine months ended September 30, 2025, Frankly met the requirements to be reported as discontinued operations.

The Company recognized a pretax net loss of $9.5 million and $6.2 million for the nine months ended September 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $9.5 million during the nine months ended September 30, 2025, includes revenue of $15.4 million, cost of revenue of $15.1 million, and operating expenses of $9.7 million. The pretax net loss of $6.2 million during the nine months ended September 30, 2024, includes revenue of $35.2 million, cost of revenue of $33.5 million, and operating expenses of $8.0 million.

The Company recognized a pretax net loss of $7.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $7.0 million during the three months ended September 30, 2025, includes revenue of $14 thousand, cost of revenue of $84 thousand, and operating expenses of $6.9 million. The pretax net loss of $0.8 million during the three months ended September 30, 2024, includes revenue of $12.5 million, cost of revenue of $12.0 million, and operating expenses of $1.3 million.

Frankly had amortization and depreciation of $0.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024. Frankly did not have significant capital expenditures or significant noncash activity during the periods presented outside of the following: In connection with the discontinued operations of Frankly, the Company recorded a non-cash impairment charge to goodwill and intangible assets of $8.6 million during the three and nine months ended September 30, 2025 (Note 7).

20. Subsequent events

Share Buyback

On October 1 and 2, 2025, GameSquare repurchased 833,124 shares of its common stock for $599,148, representing an average price of approximately $0.7192. Following this transaction, the Company has $4.4 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Nasdaq bid price requirement

On September 10, 2025, GameSquare received a letter (the “Minimum Bid Price Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying GameSquare that for the last 30 consecutive business days, the closing bid price for GameSquare’s common stock (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”). The Minimum Bid Price Notice has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), GameSquare has been provided an initial compliance period of 180 calendar days, or until March 9, 2026, to regain compliance with the Nasdaq Minimum Bid Price Requirement, which requires that the closing bid price of the Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

If GameSquare is unable to regain compliance with the Nasdaq Minimum Bid Price Requirement, GameSquare may be eligible for an additional 180-day compliance period. To qualify, GameSquare will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Nasdaq Minimum Bid Price Requirement and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If GameSquare does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, Nasdaq will notify GameSquare of its determination to delist the Common Stock, at which point GameSquare would have an opportunity to appeal the delisting determination to a hearings panel.

GameSquare will continue to monitor the bid price of the Common Stock and consider its available options to regain compliance with the Nasdaq Minimum Bid Price Requirement. However, there can be no assurance that GameSquare will be able to regain compliance with the Nasdaq Minimum Bid Price Requirement.

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

Overview

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, Click Management Pty Ltd, a Australia based gaming and esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Stream Hatchet, live streaming data and analytics platform, and Sideqik a social influencer marketing platform.

GameSquare Holdings, Inc. (formerly Engine Gaming and Media, Inc.), (NASDAQ: GAME) completed its plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

GameSquare, completed its acquisition of Click Management Pty Ltd, an Australian proprietary limited company (“Click”) on September 11, 2025, resulting in the Company acquiring all the issued and outstanding securities of Click.

GameSquare, completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe.

GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialetic, a crypto-native asset manager, to implement an Ethereum (“ETH”) based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH allocation of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, over $70 million ETH and other digital assets to support broader growth initiatives across the Company’s platform.

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

Click

Click is leading talent management firm founded in Australia with a growing U.S. presence. Regularly named as one of the top digital creator agencies by Business Insider, and recently awarded “Best Talent Management Agency” by industry body AiMCO, Click closed over 545 commercial deals globally in 2024, and has assembled one of the largest English-speaking gaming rosters, with over 75 active talent.

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

Sideqik

Sideqik is an influencer marketing platform that offers brands, direct marketers, and agencies tools to discover, connect and execute marketing campaigns with content creators. Sideqik’s end-to-end solutions offer marketers advanced capabilities to discover influencers with demographic and content filtering; connect and message influencers; share marketing collateral such as campaign briefs, photos, logos, videos; measure reach, sentiment, and engagement across all major social media platforms; and evaluate earned media value and return on investment across the entire campaign.

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

Recent Developments

Click Equity Purchase Agreement

On September 10, 2025, GameSquare, entered into an Equity Purchase Agreement (the “Click Purchase Agreement”) with Click Management Pty Ltd, an Australian proprietary limited company (the “Click”), pursuant to which, among other things, GameSquare acquired all of the outstanding equity interests in Click, subject to the terms and conditions in the Click Purchase Agreement (the “Click Transaction”). The Click Transaction closed on September 11, 2025.

Under the terms of the Click Purchase Agreement, the Company paid a base purchase price of $4,500,000 subject to customary adjustments for cash, net working capital, indebtedness and transaction expenses. The sellers will also receive, subject to the terms and conditions described in the Click Purchase Agreement: (i) a deferred cash payment of $4,000,000 within sixty (60) days following December 31, 2025; and (ii) up to an aggregate of $3,000,000 in cash earn-out payments based on the post-closing performance of Click and its wholly owned subsidiary, Click Media & Management LLC, a Delaware limited liability company (“Click Media”) and together with Click, collectively, the “Click Group”). Specifically, (a) up to $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2026, if Actual EBITDA for such period falls within specified target ranges set forth in the Purchase Agreement, and (b) up to an additional $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2027, if Actual EBITDA for such period falls within specified target ranges set forth in the Purchase Agreement.

Nasdaq bid price requirement

On September 10, 2025, GameSquare received a letter (the “Minimum Bid Price Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying GameSquare that for the last 30 consecutive business days, the closing bid price for GameSquare’s common stock (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”). The Minimum Bid Price Notice has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), GameSquare has been provided an initial compliance period of 180 calendar days, or until March 9, 2026, to regain compliance with the Nasdaq Minimum Bid Price Requirement, which requires that the closing bid price of the Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

If GameSquare is unable to regain compliance with the Nasdaq Minimum Bid Price Requirement, GameSquare may be eligible for an additional 180-day compliance period. To qualify, GameSquare will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Nasdaq Minimum Bid Price Requirement and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If GameSquare does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, Nasdaq will notify GameSquare of its determination to delist the Common Stock, at which point GameSquare would have an opportunity to appeal the delisting determination to a hearings panel.

GameSquare will continue to monitor the bid price of the Common Stock and consider its available options to regain compliance with the Nasdaq Minimum Bid Price Requirement. However, there can be no assurance that GameSquare will be able to regain compliance with the Nasdaq Minimum Bid Price Requirement.

July 9, 2025 Offering

On July 8, 2025, the Company entered into an underwriting agreement (the “July 8 Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter pursuant to the July 8 Underwriting Agreement 4,692,866 shares of common stock, par value $0.0001 per share and 3,728,188 pre-funded warrants (each representing the right to purchase one Share of Common Stock at an exercise price of $0.0001, the “Pre-Funded Warrant”) to purchase shares of Common Stock, at an offering price of $0.95 per Share (or $0.9499 per Pre-Funded Warrant), and grant to the Underwriter an option for the issuance and sales of up to 1,263,157 additional Shares or Pre-Funded Warrants (the “July 8 Option”) to be sold by the Company (the “July 8 Offering”). The July 8 Offering closed on July 9, 2025. The aggregate gross proceeds to the Company from the July 8 Offering were approximately $8.56 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the July 8 Offering. Pursuant to the July 8 Underwriting Agreement we also agreed to issue the Underwriter’s common stock purchase warrants (the “July 8 Representative’s Warrant”) to purchase shares of Common Stock equal to up to 10% of the securities sold in the July 8 Offering at an exercise price of $1.14 per share.

On July 9, 2025, the Underwriter fully exercised its July 8 Option pursuant to the July 8 Underwriting Agreement and purchased and exercised 1,263,157 Pre-Funded Warrants at a price of $0.9499 per Pre-Funded Warrant and at an exercise price of $0.0001 per Pre-Funded Warrant. The Underwriter’s exercise of its July 8 Option resulted in additional gross proceeds to the Company of $1,199,872.83 after deducing the underwriting discount of 7% of the price to the public.

July 18, 2025 Offering

On July 17, 2025, the Company entered into an underwriting agreement (the “July 17 Underwriting Agreement”) with the Underwriter, pursuant to which the Company issued and sold to the Underwriter pursuant to the July 17 Underwriting Agreement 46,666,667 shares of common stock, par value $0.0001 per share, at an offering price of $1.50 per Share, and granted to the Underwriter an option for the issuance and sales of up to 7,000,000 additional Shares (the “July 17 Option”) to be sold by the Company (the “July 17 Offering”). The July 17 Offering closed on July 18, 2025. The aggregate gross proceeds to the Company from the July 17 Offering were approximately $61.5 million, after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the July 17 Offering. Pursuant to the July 17 Underwriting Agreement we also agreed to issue the Underwriter common stock purchase warrants (the “July 17 Representative’s Warrant”) to purchase shares of Common Stock equal to up to 10% of the securities sold in the July 17 Offering at an exercise price of $1.80 per share.

On July 18, 2025, the Underwriter partially exercised its July 17 Option pursuant to the July 17 Underwriting Agreement and purchased 3,500,000 Shares at a price of $1.50 per Share. The Underwriter’s partial exercise of its July 17 Option resulted in additional gross proceeds to the Company of $4,882,500 after deducting the underwriting discount of 7% of the price to the public.

At-The-Market Sales Agreement

On June 27, 2025, the Company entered into an At-The-Market Sales Agreement with ThinkEquity LLC (the “Agent”), pursuant to which GameSquare may offer and sell, from time to time, through or to the Agent, as sales agent, shares of Common Stock (the “ATM Shares”). On June 27, 2025, the Company filed a prospectus supplement relating to the offer and sale of the ATM Shares from time to time pursuant to the At-The-Market Sales Agreement up to an aggregate amount of $9,250,000. However, on July 7, 2025, the Company delivered notice to the Agent that it was suspending and terminating the prospectus supplement, dated June 27, 2025, related to the Common Stock issuable pursuant to the terms of the At-The-Market Sales Agreement. The Company will not make any sales of its Common Stock pursuant to the At-The-Market Sales Agreement, unless and until a new prospectus or prospectus supplement is filed with the Securities and Exchange Commission.

Series A-1 Preferred Stock

On July 23, 2025, the board of directors of the Company approved a Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”) establishing the rights, preferences, powers, restrictions and limitations of the Company’s newly authorized 3,433.33 shares of the Series A-1 Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”). The Certificate of Designation was filed with the Secretary of State of the State of Delaware on July 24, 2025, and became effective upon filing.

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

Subscription

On July 24, 2025, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Robert Leshner (“Subscriber”), pursuant to which Subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock, in consideration for that certain Crypto Punk 5577 non-fungible token, which has been deemed to have a fair market value of $5,149,995 (the “Issuance”). Each share of Series A-1 Preferred Stock was issued at a price of $1,500 per share and automatically converts, at a fixed ratio to 1,000 shares of common stock of the Company, par value $0.0001 per share, resulting in an effective conversion price of $1.50 per share.

Repurchase Program

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase up to $5,000,000 of shares of Common Stock . Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy. We did not make any purchases of shares under the repurchase program during the three months ended September 30, 2025.

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

Subsequent to the foregoing approvals, the Company determined that the option components of these awards could not be validly granted under the Company’s equity incentive plan because the number of shares then authorized for issuance under the Company’s articles of incorporation was insufficient. Accordingly, no option agreements were executed, and the options were never formally issued.

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

Gigamoon CD Conversion

As previously disclosed, on November 13, 2024, the Company and Gigamoon entered into a senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”). Subsequently, on April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

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

In July 2025, the Company paid $2.1 million, principal and accrued interest, to pay down the Blue & Silver promissory note in full.

Yorkville CD conversion and settlement

On January 2, 2025, the Company announced that it has extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare has issued a zero-coupon, 60-day promissory note to Yorkville associated with a prepayment penalty of $0.8 million. Additionally, all shares previously owned by Yorkville, were purchased by outside investors in block transactions that occurred on January 21, 2025. In July 2025, the Company paid the balance due under the promissory note.

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

Subsequently, on April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

Current Market Conditions

GameSquare is pursuing organic growth opportunities, as well as M&A growth opportunities. From August 2020 to September 2025, the Company has completed six acquisitions and divested three non-core assets. GameSquare’s organic growth strategy focuses on growing audience and reach within its operating segments. GameSquare’s digital agencies, owned and operated IP, and SaaS segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

The Company has invested in its sales organization and continues to see significant growth in the number, and the size, of requests for proposals within its agency businesses. The Company’s financial profile compares very favorably against its esports peers, as well as other companies seeking to engage with youth audiences.

The Company believes enterprise growth may come as a result of synergistic approaches to combining the strengths of its SaaS companies that it can present as a unified offering to the market.

The following is a summary of the Company’s financial performance highlights for the three and nine months ended September 30, 2025 and 2024. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by segment.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. FaZe Media and Frankly are now reported in discontinued operations. Historical results of operations of FaZe Media and Frankly are netted in discontinued operations within the below figures.

	Nine months ended September 30,
	2025	2024	Variance
Revenue	$26,542,646	$19,930,359	$6,612,287
Cost of revenue	15,500,495	12,439,479	3,061,016
Gross profit	11,042,151	7,490,880	3,551,271
Operating expenses:
General and administrative	13,766,667	11,806,277	1,960,390
Selling and marketing	4,188,399	4,116,694	71,705
Research and development	1,550,378	1,447,954	102,424
Depreciation and amortization	727,789	1,025,004	(297,215)
Restructuring charges	(814,377)	330,167	(1,144,544)
Other operating expenses	2,387,823	3,417,687	(1,029,864)
Total operating expenses	21,806,679	22,143,783	(337,104)
Loss from continuing operations	(10,764,528)	(14,652,903)	3,888,375
Other income (expense), net:
Interest income (expense)	309,733	(17,072)	326,805
Loss on debt extinguishment	-	(1,032,070)	1,032,070
Change in fair value of convertible debt carried at fair value	289,883	357,822	(67,939)
Change in fair value of warrant liability	7,275	79,382	(72,107)
Arbitration settlement reserve	35,283	252,208	(216,925)
Other income (expense), net	8,276,426	(246,066)	8,522,492
Total other income (expense), net	8,918,600	(605,796)	9,524,396
Loss from continuing operations before income taxes	(1,845,928)	(15,258,699)	13,412,771
Income tax benefit	-	-	-
Net income (loss) from continuing operations	(1,845,928)	(15,258,699)	13,412,771
Net income (loss) from discontinued operations	(9,154,597)	(9,469,805)	315,208
Net loss	(11,000,525)	(24,728,504)	13,727,979
Net loss attributable to non- controlling interest	2,018,132	2,369,533	(351,401)
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(8,982,393)	$(22,358,971)	$13,376,578

	Three months ended September 30,
	2025	2024	Variance
Revenue	$11,315,003	$9,306,777	$2,008,226
Cost of revenue	5,722,273	5,091,393	630,880
Gross profit	5,592,730	4,215,384	1,377,346
Operating expenses:
General and administrative	6,170,930	3,744,312	2,426,618
Selling and marketing	1,464,040	1,196,593	267,447
Research and development	519,275	450,637	68,638
Depreciation and amortization	271,484	350,324	(78,840)
Restructuring charges	(1,535,097)	330,167	(1,865,264)
Other operating expenses	1,095,258	1,287,223	(191,965)
Total operating expenses	7,985,890	7,359,256	626,634
Loss from continuing operations	(2,393,160)	(3,143,872)	750,712
Other income (expense), net:
Interest income (expense)	166,831	178,008	(11,177)
Loss on debt extinguishment	-	(1,032,070)	1,032,070
Change in fair value of convertible debt carried at fair value	(38,033)	(98,937)	60,904
Change in fair value of warrant liability	19,659	26,482	(6,823)
Arbitration settlement reserve	45,917	113,583	(67,666)
Other income (expense), net	8,145,567	21,267	8,124,300
Total other income (expense), net	8,339,941	(791,667)	9,131,608
Loss from continuing operations before income taxes	5,946,781	(3,935,539)	9,882,320
Income tax benefit	-	-	-
Net income (loss) from continuing operations	5,946,781	(3,935,539)	9,882,320
Net income (loss) from discontinued operations	(6,755,224)	(3,528,876)	(3,226,348)
Net loss	(808,443)	(7,464,415)	6,655,972
Net income attributable to non-controlling interest	-	1,979,943	(1,979,943)
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(808,443)	$(5,484,472)	$4,676,029

Revenue

The following tables disaggregate revenue by revenue stream and geographic region for the three and nine months ended September 30, 2025 and 2024. FaZe Media and Frankly are now reported in discontinued operations, and therefore not included in the below figures.

	Nine months ended September 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$8,608,361	$-	$-	$8,608,361
Agency	839,523	8,460,830	-	591,601	9,891,954
SaaS and managed services	-	1,136,049	6,318,040	-	7,454,089
Yield	-	588,242	-	-	588,242
Total Revenue	839,523	18,793,482	6,318,040	591,601	26,542,646
Cost of sales
Owned and Operated IP	-	5,220,172	-	-	5,220,172
Agency	637,963	5,530,672	-	368,059	6,536,694
SaaS and managed services	-	350,853	3,392,776	-	3,743,629
Yield	-	-	-	-
Total Cost of sales	637,963	11,101,697	3,392,776	368,059	15,500,495
Gross profit
Owned and Operated IP	-	3,388,189	-	-	3,388,189
Agency	201,560	2,930,158	-	223,542	3,355,260
SaaS and managed services	-	785,196	2,925,264	-	3,710,460
Yield	-	588,242	-	-	588,242
Total Gross profit	$201,560	$7,691,785	$2,925,264	$223,542	$11,042,151

	Nine months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$7,698,941	$-	$-	$7,698,941
Agency	1,127,737	7,163,052	-	-	8,290,789
SaaS and managed services	-	1,620,021	2,320,608	-	3,940,629
Yield	-	-	-	-	-
Total Revenue	1,127,737	16,482,014	2,320,608	-	19,930,359
Cost of sales
Owned and Operated IP	-	5,996,363	-	-	5,996,363
Agency	866,543	4,875,642	-	-	5,742,185
SaaS and managed services	-	433,613	267,318	-	700,931
Yield	-	-	-	-	-
Total Cost of sales	866,543	11,305,618	267,318	-	12,439,479
Gross profit
Owned and Operated IP	-	1,702,578	-	-	1,702,578
Agency	261,194	2,287,410	-	-	2,548,604
SaaS and managed services	-	1,186,408	2,053,290	-	3,239,698
Yield	-	-	-	-	-
Total Gross profit	$261,194	$5,176,396	$2,053,290	$-	$7,490,880

	Three months ended September 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$3,713,482	$-	$-	$3,713,482
Agency	384,955	4,408,631	-	591,601	5,385,187
SaaS and managed services	-	355,658	1,272,434	-	1,628,092
Yield	-	588,242	-	-	588,242
Total Revenue	384,955	9,066,013	1,272,434	591,601	11,315,003
Cost of sales
Owned and Operated IP	-	1,732,584	-	-	1,732,584
Agency	279,332	2,342,555	-	368,059	2,989,946
SaaS and managed services	-	108,000	891,743	-	999,743
Yield	-	-	-	-	-
Total Cost of sales	279,332	4,183,139	891,743	368,059	5,722,273
Gross profit
Owned and Operated IP	-	1,980,898	-	-	1,980,898
Agency	105,623	2,066,076	-	223,542	2,395,241
SaaS and managed services	-	247,658	380,691	-	628,349
Yield	-	588,242	-	-	588,242
Total Gross profit	$105,623	$4,882,874	$380,691	$223,542	$5,592,730

	Three months ended September 30, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$4,765,840	$-	$-	$4,765,840
Agency	398,153	2,912,310	-	-	3,310,463
SaaS and managed services	-	490,708	739,766	-	1,230,474
Yield	-	-	-	-	-
Total Revenue	398,153	8,168,858	739,766	-	9,306,777
Cost of sales
Owned and Operated IP	-	3,335,622	-	-	3,335,622
Agency	332,445	1,176,887	-	-	1,509,332
SaaS and managed services	-	147,069	99,370	-	246,439
Yield	-	-	-	-
Total Cost of sales	332,445	4,659,578	99,370	-	5,091,393
Gross profit
Owned and Operated IP	-	1,430,218	-	-	1,430,218
Agency	65,708	1,735,423	-	-	1,801,131
SaaS and managed services	-	343,639	640,396	-	984,035
Yield	-	-	-	-
Total Gross profit	$65,708	$3,509,280	$640,396	$-	$4,215,384

Key Components and Comparison of Results of Operations

Nine months ended September 30, 2025 and 2024

Revenue

Revenues for the nine months ended September 30, 2025, were $26.5 million, in comparison to $19.9 million for the same period in 2024. The increase was primarily related to increases in our SaaS and managed services segment for launch of management services offering and increase in agency services primarily driven by new web3 deals, initiated as the result of the launch of our digital asset treasury, that closed in the third quarter. Lastly, there was yield income from our DAT in the third quarter of 2025 that contributed to the increase.

Owned and operated IP Revenue

Owned and operated IP revenue for the nine months ended September 30, 2025, was $8.6 million, in comparison to $7.7 million for the same period in 2024. The increase was primarily related to the acquisition of FaZe on March 7, 2024 and FaZe Esports not being a full nine months in the prior year period.

Agency Revenue

Agency revenue for the nine months ended September 30, 2025, was $9.9 million, in comparison to $8.3 million for the same period in 2024. The increase was primarily due new web3 deals, initiated as the result of the launch of our digital asset treasury, that closed in the third quarter of the current period combined with revenue from the acquisition of Click that contributed 19 days of operating results post close in the current period.

SaaS and managed services

SaaS and management services revenue for the nine months ended September 30, 2025, was $7.5 million, in comparison to $3.9 million for the same period in 2024. The increase was primarily due to launch of a management services offering within the SaaS segment.

Yield

DAT yield revenue for the nine months ended September 30, 2025, was $0.6 million, in comparison to $0 for the same period in 2024. The Company launched its DAT in the third quarter of 2025.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2025, was $15.5 million, in comparison to $12.4 million for the same period in 2024. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the nine months ended September 30, 2025, was $13.8 million, in comparison to $11.8 million for the same period in 2024. The increase was due to $1.9 million in stock based compensation recorded during the current period from new RSU grants to employees and warrant grant to a service provider, in addition to the operations of Click that contributed 19 days of operating results post close in the current period.

Selling and marketing

Selling and marketing expenses for the nine months ended September 30, 2025, was $4.2 million, in comparison to $4.1 million for the same period in 2024. The variance between the periods was not significant.

Research and development

Research and development expenses for the nine months ended September 30, 2025, was $1.5 million, in comparison to $1.4 million for the same period in 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2025, was $0.7 million, in comparison to $1.0 million for the same period in 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the same prior year period.

Restructuring charges

Restructuring charges for the nine months ended September 30, 2025, were $(0.8) million, in comparison to $0.3 million for the same period in 2024. The decrease was due to initiative the Company started in the third quarter of 2025 to write off significantly aged AP (three + years) relating to discontinued operations and services, wherein the local statute of limitations has expired for legal recourse by the vendor. This was partially offset by increases related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and 2025, primarily through reductions in headcount, technology expenses and other overhead.

Other operating expenses

Other operating expenses for the nine months ended September 30, 2025, was $2.4 million, in comparison to $3.4 million for the same period in 2024. Other operating expenses between the quarters consisted primarily of transaction related expenses. The Company incurred transaction costs in the 2025 period connected to the disposal of Faze Media Inc. on April 1, 2025 and acquisition of Click on September 11, 2025, in addition to a couple of M&A opportunities that were pursued during the current period but ultimately did not sign. The 2024 period included transaction costs related to the acquisition of FaZe and disposal of Complexity and Frankly Media assets.

Other income and expenses

Interest income (expense), net

Interest (income) expense, net for the nine months ended September 30, 2025, was $0.3 million, in comparison to $(17) thousand for the same period in 2024. The decrease in expense, net was due to interest income on the promissory notes from the disposal of Complexity on March 1, 2024. The 2024 period only had seven months of interest income on the Complexity promissory note. In addition, the Company’s average interest bearing debt balance has declined between the two periods.

Loss on extinguishment of debt

Loss on extinguishment of debt for the nine months ended September 30, 2025, was $0, in comparison to $1.0 million for the same period in 2024. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the nine months ended September 30, 2025, was $0.3 million, in comparison to $0.4 million for the same period in 2024. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the nine months ended September 30, 2025, was $7 thousand, in comparison to $79 thousand for the same period in 2024. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the nine months ended September 30, 2025, was $35 thousand, in comparison to $252 thousand for the same period in 2024. The variance between the periods was not significant.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2025, was $8.3 million, in comparison to $(0.2) million for the same period in 2024. The increase in income was due to the launch of our digital asset treasury in the third quarter of 2025. The line item is comprised of realized and change in unrealized gains (losses) on all of our crypto holdings, including our investment in ETH fund. The gain is primarily driven by the change in unrealized gain of $9.6 million from our investment in ETH fund. This was partially offset by change in unrealized losses on digital assets, Anime and Rekt token holdings during the period.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the nine months ended September 30, 2025, was $(9.2) million, in comparison to $(9.5) million for the same period in 2024. The historical results of Frankly, FaZe Media and Complexity are included in discontinued operations.

Three months ended September 30, 2025 and 2024

Revenue

Revenues for the three months ended September 30, 2025, were $11.3 million, in comparison to $9.3 million for the same period in 2024. The increase was primarily related to increases in our SaaS and managed services segment for launch of management services offering and increase in agency services primarily driven by new web3 deals, initiated as the result of the launch of our digital asset treasury, that closed in the third quarter. Lastly, there was yield income from our DAT in the third quarter of 2025 that contributed to the increase.

Owned and operated IP Revenue

Owned and operated IP revenue for the three months ended September 30, 2025, was $3.7 million, in comparison to $4.7 million for the same period in 2024. The decrease was driven by changes in prize winnings between the two periods, which was primarily driven by the Esports World Cup.

Agency Revenue

Agency revenue for the three months ended September 30, 2025, was $5.4 million, in comparison to $3.3 million for the same period in 2024. The increase was primarily due new web3 deals, initiated as the result of the launch of our digital asset treasury, that closed in the third quarter of the current period combined with revenue from the acquisition of Click that contributed 19 days of operating results post close in the current period.

SaaS and managed services

SaaS and management services revenue for the three months ended September 30, 2025, was $1.6 million, in comparison to $1.2 million for the same period in 2024. The increase was primarily due to launch of a management services offering within the SaaS segment.

Yield

DAT yield revenue for the three months ended September 30, 2025, was $0.6 million, in comparison to $0 for the same period in 2024. The Company launched its DAT in the third quarter of 2025.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2025, was $5.7 million, in comparison to $5.1 million for the same period in 2024. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended September 30, 2025, was $6.2 million, in comparison to $3.7 million for the same period in 2024. The increase was primarily due to $1.9 million in stock based compensation recorded during the current period from new RSU grants to employees and warrant grant to a service provider, in addition to the operations of Click that contributed 19 days of operating results post close in the current period.

Selling and marketing

Selling and marketing expenses for the three months ended September 30, 2025, was $1.5 million, in comparison to $1.2 million for the same period in 2024. The variance between the periods was not significant.

Research and development

Research and development expenses for the three months ended September 30, 2025, was $0.5 million, in comparison to $0.5 million for the same period in 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2025, was $0.3 million, in comparison to $0.4 million for the same period in 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the same period in the prior year.

Restructuring charges

Restructuring charges for the three months ended September 30, 2025, were $(1.5) million, in comparison to $0.3 million for the same period in 2024. The decrease was due to initiative the Company started in the third quarter of 2025 to write off significantly aged AP (three + years) relating to discontinued operations and services, wherein the local statute of limitations has expired for legal recourse by the vendor.

Other operating expenses

Other operating expenses for the three months ended September 30, 2025, was $1.1 million, in comparison to $1.3 million for the same period in 2024. Other operating expenses between the quarters consisted primarily of transaction related expenses. The variance between the periods was not significant.

Other income and expenses

Interest income (expense), net

Interest (income) expense, net for the three months ended September 30, 2025, was $0.2 million, in comparison to $0.2 million for the same period in 2024. The variance between the periods was not significant.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three months ended September 30, 2025, was $0, in comparison to $1.0 million for the same period in 2024. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended September 30, 2025, was $(38) thousand, in comparison to $(99) thousand for the same period in 2024. The variance between the periods was not significant.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended September 30, 2025, was $20 thousand, in comparison to $26 thousand for the same period in 2024. The variance between the periods was not significant.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended September 30, 2025, was $46 thousand, in comparison to $114 thousand for the same period in 2024. The variance between the periods was not significant.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2025, was $8.1 million, in comparison to $21 thousand for the same period in 2024. The increase in income was due to the launch of our digital asset treasury in the third quarter of 2025. The line item is comprised of realized and change in unrealized gains (losses) on all of our crypto holdings, including our investment in ETH fund. The gain is primarily driven by the change in unrealized gain of $9.6 million from our investment in ETH fund. This was partially offset by change in unrealized losses on digital assets, Anime and Rekt token holdings during the period.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months ended September 30, 2025, was $(6.8) million, in comparison to $(3.5) million for the same period in 2024. The historical results of Frankly, FaZe Media and Complexity are included in discontinued operations.

Management’s use of Non-GAAP Measures

This Report contains certain financial performance measures, including “EBITDA” and “Adjusted EBITDA,” that are not recognized under accounting principles generally accepted in the United States of America (“GAAP”) and do not have a standardized meaning prescribed by GAAP. As a result, these measures may not be comparable to similar measures presented by other companies. For a reconciliation of these measures to the most directly comparable financial information presented in the Financial Statements in accordance with GAAP, see the section entitled “Reconciliation of Non-GAAP Measures” below.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(808,443)	$(7,464,415)	$(11,000,525)	$(24,728,504)
Interest expense	(166,831)	(178,008)	(309,733)	17,072
Income tax benefit	-	-	-	-
Amortization and depreciation	271,484	350,324	727,789	1,025,004
Share-based payments	1,871,720	267,117	1,906,334	1,288,484
(Gain) loss on digital assets	(8,060,149)	-	(8,060,149)	-
Transaction costs	1,095,258	1,287,223	2,387,823	3,417,687
Arbitration settlement reserve	(45,917)	(113,583)	(35,283)	(252,208)
Restructuring costs	(1,535,097)	330,167	(814,377)	330,167
Loss on extinguishment of debt	-	1,032,070	-	1,032,070
Change in fair value of warrant liability	(19,659)	(26,482)	(7,275)	(79,382)
Change in fair value of convertible debt carried at fair value	38,033	98,937	(289,883)	(357,822)
Gain on disposition of subsidiary	-	-	(2,721,953)	(3,009,891)
Loss from discontinued operations	6,755,224	3,528,876	11,876,550	12,479,696
Adjusted EBITDA	$(604,377)	$(887,774)	$(6,340,682)	$(8,837,627)

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $131.2 million as of September 30, 2025 ($122.2 million as of December 31, 2024). The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of September 30, 2025, the Company had a working capital deficiency of $14.1 million (as of December 31, 2024, a working capital deficiency of $18.3 million) which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As of September 30, 2025, cash and restricted cash totaled $7.5 million, compared to $13.1 million as of December 31, 2024.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of September 30, 2025, our principal sources of liquidity were our cash, accounts receivable and digital assets in the amount of $6.0 million, $13.3 and $4.0 million, respectively. Although the Company has approximately $65 million of ETH value held within our investment in ETH fund, which can redeemed and subsequently sold at our election (subject to the ETH fund’s redemption provisions), we currently intend to be long term holders of ETH.

Operating Activities

Net cash used in operating activities was $17.3 million during the nine months ended September 30, 2025, compared with $25.4 million used in operating activities in the comparative prior year period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $61.8 million for the nine months ended September 30, 2025 primarily due to $57.1 million of digital asset purchases and $4.6 being used in the acquisition of Click.

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $74.0 million for the nine months ended September 30, 2025, which was primarily due to $77.9 million raised from the July 2025 registered offerings, as discussed in the recent developments section. Net cash provided by financing activities was $30.4 million for the nine months ended September 30, 2024, which was primarily due to the PIPE Financing on March 7, 2024 of $9.9 million and the spinoff of FaZe Media on May 15, 2024 and minority interest investments into FaZe Media of $20.5 million during the second and third quarter of 2024.

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

Equity securities accounted for under ASC 321 without a readily determinable fair value are accounted for using the net asset value (“NAV”) practical expedient in accordance with ASC 820 where applicable and when elected by the Company. The NAV is calculated by the general partner in a manner consistent with ASC 946, Financial Services — Investment Companies.

Equity securities accounted for under ASC 321 without a readily determinable fair value and for which the NAV practical expedient has not been elected are accounted for under the measurement alternative. The Company assesses the securities for impairment indicators, at least annually, or more frequently if there are any indicators of impairment. If the assessment indicates that the fair value of the investment is less than its carrying value, the investment is impaired and an impairment charge equal to the excess of the carrying value over the related fair value of the investment will be recorded.

Digital assets

Crypto assets within the scope of ASC 350-60 are measured at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. Fair value is determined using Level 1 inputs from principal market cryptocurrency exchanges or widely recognized pricing indices. These assets are presented separately on the condensed consolidated balance sheets. Upon sale or transfer, crypto assets are derecognized at fair value.

Digital assets outside the scope of ASC 350-60, such as non-fungible tokens (“NFTs”), are accounted for as indefinite-lived intangible assets under ASC 350-30.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2025. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for three and nine months ended September 30, 2025, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Allinsports - A September 2021, decision issued by an arbitrator located in Alberta, Canada, directed the Company to issue 241,666 shares to Allinsports in connection with a dispute whether certain closing conditions in the acquisition agreement for Allinsports had been met. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

SPAC Complaint – As previously disclosed, in June 2024 a complaint was filed in Delaware Chancery Court by Nathan Carter (“Plaintiff” ), a purported stockholder of B. Riley Principal 150 Merger Corp. (“BRPM”),  against several former directors of BRPM, Faze Holdings, Inc.’s predecessor, and several other BRPM affiliated entities, challenging the disclosures made in connection with the July 2022 merger between BRPM and Faze Holdings, The Company is required to indemnify certain of the defendants due to its subsequent acquisition of FaZe Holdings, Inc. As previously reported, the Company, the Plaintiff and the defendants entered into a settlement agreement in February 2025 (the “Settlement Agreement”) pursuant to which the parties agreed to tentative terms resolving the matter, subject to approval from the Court of Chancery. On September 22, 2025, the Court of Chancery granted final approval of the Settlement Agreement, pursuant to which the Company and BRPM agreed to pay to Plaintiff a total of $3.25 million in cash, $2.15 million of which the Company had the option to in the form of shares of its Common Stock in lieu of cash. As of the date of this Report, the Company and BRPM have made the required settlement payment amounts in cash in full. As a result the litigation has been resolved.

Alta Partners v. FaZe Holdings, Inc. On April 23, 2025, Alta Partners, LLC (“Alta”) filed a complaint against FaZe Holdings, Inc. and GameSquare Holdings, Inc., in the United States District Court for the Southern District of New York, alleging that in 2022, FaZe Holdings breached a warrant agreement between FaZe Holdings and Alta. On August 11, 2025, the Company entered into a Settlement and Release Agreement with Alta Partners, LLC, pursuant to which the Company agreed to issue to Alta $150,000 of the Company’s restricted Common Stock (“Settlement Shares”). In the event that the collective value of the Settlement Shares drops below $150,000 on the six-month anniversary date following issuance of the Settlement Shares, or the next business day if the six-month anniversary date falls on a weekend or holiday (the collective value to be computed based on the Nasdaq closing price of the Company’s common stock on that six-month anniversary date, or the next business day if the six-month anniversary date falls on a weekend or holiday), then within three business days of that date, the Company shall pay the difference between the collective value and $150,000 to Alta in cash (the “True-Up Payment”). Upon the Company’s delivery of the Settlement Shares and True Up Payment, if applicable, the public warrants that are owned and/or beneficially held by Alta at that time shall be cancelled immediately and Alta shall have no ownership, right, claim, interest or benefit in such public warrants. Moreover, within three business days of Alta’s receipt of the Settlement Shares, Alta shall file the Stipulation of Voluntary Dismissal with Prejudice, dismissing all claims asserted in the action against the Company with prejudice.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described in our 2024 Annual Report on Form 10-K, as supplemented by this Form 10-Q, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Risks Relating to Cryptocurrencies and Digital Assets

Ethereum and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Ethereum and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Ethereum.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Ethereum or the ability of individuals or institutions such as us to own or transfer Ethereum. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Ethereum specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of Ethereum and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a Ethereum treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Ethereum in particular, may also impact the price of Ethereum and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Ethereum may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Ethereum, institutional demand for Ethereum as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Ethereum as a means of payment, and the availability and popularity of alternatives to Ethereum. Even if growth in Ethereum adoption occurs in the near or medium-term, there is no assurance that Ethereum usage will continue to grow over the long-term.

Because Ethereum has no physical existence beyond the record of transactions on the Ethereum blockchain, a variety of technical factors related to the Ethereum blockchain could also impact the price of Ethereum. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of Ethereum transactions, hard “forks” of the Ethereum blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Ethereum blockchain and negatively affect the price of Ethereum. The liquidity of Ethereum may also be reduced and damage to the public perception of Ethereum may occur, if financial institutions were to deny or limit banking services to businesses that hold Ethereum, provide Ethereum-related services or accept Ethereum as payment, which could also decrease the price of Ethereum. Similarly, the open-source nature of the Ethereum blockchain means the contributors and developers of the Ethereum blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the Ethereum blockchain could adversely affect the Ethereum blockchain and negatively affect the price of Ethereum.

The liquidity of Ethereum may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Ethereum and other digital assets.

There is no assurance that a market for Ethereum will continue to exist, and liquidity in the Ethereum market may be severely limited at times.

Ethereum is traded on unregulated exchanges that may be subject to outages, manipulation, or loss of access. In periods of market stress or regulatory disruption, we may be unable to sell Ethereum at favorable prices, or at all, which could impact our liquidity and financial flexibility.

We may not achieve the expected benefits from purchasing cryptocurrencies, and such strategy may not align with investor expectations.

While we may pursue the purchase of cryptocurrency, such as Ethereum, by way of direct or indirect ownership, for strategic, treasury, or investment purposes, there is no assurance that this strategy will generate positive returns or provide a long-term benefit. Investors may not support our allocation of corporate funds to a highly speculative asset, and such use of proceeds could adversely affect investor perception and our stock price.

Regulatory change reclassifying Ethereum as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Ethereum and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus.

While senior SEC officials have stated their view that Ethereum is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in Ethereum exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If Ethereum is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Ethereum that constitute investment assets under the 1940 Act. These steps may include, among others, selling Ethereum that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Ethereum at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Ethereum and/or indirect ownership interests in ETH funds which hold Ethereum is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Ethereum and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Ethereum and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Ethereum. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Ethereum or the ability of individuals or institutions such as us to own or transfer Ethereum.

Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope cryptocurrency assets at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrency in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. We adopted ASU 2023-08 for the fiscal year beginning January 1, 2025 and the adoption did not have any impact to our consolidated financial statements as we did not have any cryptocurrency holdings at adoption. Due in particular to the volatility in the price of cryptocurrencies, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our cryptocurrency on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our Common Stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of cryptocurrency could have accounting, regulatory and other impacts, as well. For example, our indirect ownership of Ethereum through ownership interests in a fund that owns such cryptocurrencies and deemed ownership via ownership of cryptocurrency derivative assets may impact the accounting treatment for our cryptocurrencies, our ability to use our cryptocurrencies as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of cryptocurrencies may force us to liquidate our holdings to use it as collateral, which could be negatively impacted by any disruptions in the cryptocurrency market, and if liquidated, the value of the collateral would not reflect potential gains in market value of our cryptocurrency.

The U.S. federal income tax treatment of transactions in digital assets is unclear.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain. Our operations and dealings, in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of development of the legal regimes surrounding digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.

It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for us and could have an adverse effect on the value of digital assets. Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

Exhibit No.	Description

2.1^	Equity Purchase Agreement dated as of September 10, 2025, by and among GameSquare Holdings, Inc., Emma Jane Holdings Pty Ltd as Trustee for the Emma Jane Trust, El Watkins Investments Pty Ltd as Trustee for the El Watkins Investment Trust, GM Watkins Pty Ltd as Trustee for the GM Watkins Trust, Matthew Palaje, individually, and Phiroz Austin, individually, and Grace Watkins, solely in her capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2025).

3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).

3.2	Certificate of Designation of Series A-1 Convertible Preferred Stock of GameSquare Holdings, Inc., dated as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

3.3	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

4.3	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

10.1	Underwriting Agreement between GameSquare Holdings, Inc., and Lucid Capital Markets, LLC dated July 7, 2025 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

10.2	Underwriting Agreement between GameSquare Holdings, Inc., and Lucid Capital Markets, LLC dated July 17, 2025 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

10.3	Subscription Agreement between GameSquare Holdings, Inc. and Robert Leshner dated as of July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.4	Consent and Waiver of Series A-1 Preferred Stock Equity Issuance by Lucid Capital Markets, LLC, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.5	Settlement Agreement and Release dated as of August 11, 2025 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.
^	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	November 14, 2025	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2025	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

