Form 10-K
period 2025-12-31
GameSquare Holdings, Inc.
filed 2026-04-08
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the shares of GAME common stock held by non-affiliates of the registrant as of June 30, 2025 was $25,391,698 based on the closing price of $0.8690 as reported by the Nasdaq Stock Market.

The number of shares outstanding of the Registrant’s common stock as of April 8, 2026 were: 95,761,215

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GameSquare Holdings Inc. Annual

Report on Form 10-K

For the fiscal year ended December 31, 2025

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

We routinely post important information for investors in the “Investors” section of our website, gamesquare.com. We may use our website as a distribution channel of material information about the Company. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The information contained on, or that may be accessed through, our website, is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

●	GameSquare generates a significant portion of revenue from representing esports players, influencers, gaming personalities and other on-screen talent through GameSquare’s agency operating segment. Failure to attract new clients or to successfully represent GameSquare’s existing clients may adversely affect revenue.

●	GameSquare’s agency services business model may not remain effective, and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	GameSquare’s teams business is substantially dependent on the continued popularity and success of its teams and players.

●	Rapid technological changes in the esports, gaming, and digital media industries could render GameSquare’s technologies, products, or services obsolete or impair its ability to compete effectively.

●	GameSquare operates in a highly competitive industry, and its failure to compete effectively could have a material adverse effect on its business, financial condition, and results of operations.

●	The development of high-quality products requires substantial up-front expenditures.

●	Inflation and rising costs could adversely affect our business, results of operations, and financial condition.

●	Acquisitions may never materialize, may be subject to unexpected delays or may entail unexpected costs or prove unsuccessful.

●	Difficulties integrating acquisitions could disrupt our operations and adversely affect our results of operations, financial condition and ability to realize anticipated benefits of acquisitions.

●	GameSquare may be unable to achieve or sustain profitability or continue as a going concern.

●	GameSquare’s revenues, earnings, and cash flows may fluctuate from period to period, which could adversely affect its stock price and its ability to fund operations and strategic initiatives.

●	GameSquare will require additional financing and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

●	International operations and expansion expose GameSquare to risks associated with international markets.

●	GameSquare is subject to privacy and data protection laws in the jurisdictions in which it operates, and any failure to comply with such laws or to safeguard personal information could materially and adversely affect its business, financial condition, and results of operations.

●	Our use of artificial intelligence and other emerging technologies may expose us to legal, regulatory, operational, and reputational risks.

●	GameSquare may be exposed to cybersecurity incidents resulting from deliberate attacks or unintentional events.

●	GameSquare is exposed to foreign currency risk and GameSquare has not hedged against risk associated with foreign exchange rate exposure.

●	GameSquare’s business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which it operates.

●	Any indebtedness incurred by GameSquare could restrict our operations and make us more vulnerable to adverse economic conditions.

●	If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.

●	The market price of our common stock may be volatile, and the value of your investment could decline significantly.

●	We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital, attract qualified personnel or consummate strategic transactions.

●	If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

●	Ethereum and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

●	There is no assurance that a market for Ethereum will continue to exist, and liquidity in the Ethereum market may be severely limited at times.

●	We may not achieve the expected benefits from purchasing cryptocurrencies, and such strategy may not align with investor expectations.

●	We face risks relating to the custody of our Ethereum, including the loss or destruction of private keys required to access our Ethereum and cyberattacks or other data loss relating to our Ethereum\.

●	Regulatory change reclassifying Ethereum as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Ethereum and the market price of our common stock.

●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

●	Our cryptocurrency treasury strategy exposes us to risk of non-performance by counterparties

●	Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.

●	The U.S. federal income tax treatment of transactions in digital assets is unclear.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and in the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the SEC.

Item 1. Business

GameSquare Holdings, Inc. (“GameSquare,” the “Company,” “we,” “us,” and “our”) is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, Click Management Pty Ltd (“Click”), an Australia based gaming and esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Stream Hatchet S.L. (“Stream Hatchet”), live streaming data and analytics platform, SideQik, Inc. (“Sideqik”) a social influencer marketing platform, Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, and TubeBuddy, Inc. (“TubeBuddy”), a powerful search engine optimization, workflow, analytics, and productivity tool company.

GameSquare Holdings, Inc. (NASDAQ: GAME)(formerly Engine Gaming & Media, Inc.) is a corporation existing under the laws of the State of Delaware as of March 7, 2024 (and was a corporation existing under the Business Corporations Act (Province of British Columbia) prior to March 7, 2024). The registered principal office of the Company is located at 6775 Cowboys Way, Ste. 1335, Frisco, Texas, USA, 75034.

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

GameSquare is primarily engaged in the business described above. However, as a secondary strategy, GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialetic, a crypto-native asset manager, to implement an Ethereum (“ETH”) based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic Ellipse Feeder Fund LP’s (“Dialectic”) proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH based treasury and cash management strategy of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, approximately $63 million ETH and other digital assets, excluding non-fungible tokens (“NFTs”), to support broader growth initiatives across the Company’s platform. During the year ending December 31, 2025, the Company has sold $2.8 million in digital assets and exchanged $1.8 million of digital assets for acquisition of NFTs. As of December 31, 2025, our total fair market value of our digital assets, including fair value of ETH in our investment with Dialectic, amounted to $47.4 million. The reduction primarily being driven by decline in market value of ETH from purchase date to year end.

Brands

FaZe Esports

FaZe Esports a digitally native lifestyle and media brand founded and rooted in gaming and youth culture. FaZe Esports is at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, FaZe Esports has established a highly engaged and growing global fanbase. FaZe Esports produces merchandise, consumer products, and creates advertising and sponsorship programs for leading national brands. FaZe Esports has several revenue streams including brand sponsorships, consumer products, and Esports.

Zoned

Zoned Gaming is a marketing agency dedicated to bridging the gap between gaming and pop-culture. They work with endemic and non-endemic brands alike, helping them identify their lane and build equity in the constantly changing world of gaming and esports.

Click

Click is leading talent management firm founded in Australia with a growing U.S. presence. Regularly named as one of the top digital creator agencies by Business Insider and recently awarded “Best Talent Management Agency” by industry body AiMCO, Click has assembled one of the largest English-speaking gaming rosters, with over 85 active talent, half of which are U.S. talent. Click creators delivered 548 million views across YouTube alone last month and total 123 million YouTube subscribers currently.

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

GCN

GCN is a media group dedicated to gaming and esports. GCN builds bespoke strategy solutions for reaching young gaming and esports audiences from content creation to full-scale tournaments for any endpoint be it social, broadcast TV or live stream.

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

Stream Hatchet

Stream Hatchet is the leading provider of data analytics for the live streaming industry. With a suite of services, encompassing a user-friendly SaaS platform, custom reports, and strategic consulting, Stream Hatchet is a trusted guide for those navigating the dynamic landscape of live streaming. With up to seven years of historical data with minute-level granularity from 20 platforms, Stream Hatchet provides stakeholders in the live-streaming industry with powerful insights to drive innovation and growth. Stream Hatchet partners with a diverse clientele - from video game publishers and marketing agencies to esports organizers and teams - who rely on the company’s cutting-edge data analytics to optimize their marketing strategies, secure lucrative sponsorships, enhance esports performance, and build successful tournaments.

TubeBuddy

Acquired by GameSquare on February 20, 2026, TubeBuddy provides powerful search engine optimization, workflow, analytics, and productivity tools powered by proprietary AI, which are used by creators and digital publishers to grow, manage, and monetize their content. The acquisition adds a scaled creator technology layer to GameSquare’s technology platform which the Company believes will accelerate its strategy to build an integrated ecosystem spanning content, community, data, and performance marketing.

Breakdown of Revenue Streams

The following table provides the breakdown for the main streams of revenue from continuing operations for the two most recently completed financial years:

Source of Revenue	Twelve-month period ended December 31, 2025	Twelve-month period ended December 31, 2024
Owned and Operated IP	$12,779,530	$10,260,462
Agency	$26,498,916	$12,089,822
SaaS and managed services	$4,580,111	$5,193,572
Yield	$1,140,745	$-

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

Management believes GameSquare is well positioned to benefit from the significant growth of the creator economy, gaming and esports industry. The gaming and esports industry is projected to have a global audience of nearly 925 million viewers by 2030, with live streaming already reaching more than 25% of Internet users. The gaming market is expected to generate more than 350 billion of revenue by 2030 and the creator economy is expected to surpass 525 billion by 2030. GameSquare’s revenue growth is expected to be driven by increasing marketing spend from global brands that seek exposure to and connections with these gaming and creator economy audiences. The Company’s growth strategy focuses on growing audience and reach within its digital agencies and owned and operated IP operating segments. GameSquare’s digital agencies, owned and operated IP, creator network and SaaS operating segments serve the creator economy, gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships.

The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization (“EBITDA”) margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

Outlook

GameSquare continues to pursue organic growth opportunities, as well as M&A growth opportunities. From August 2020 to March 2026, the Company has completed several acquisitions and divested non-core assets and assets that are a drain on achieving profitable operations. GameSquare’s organic growth strategy focuses on growing audience and reach within its agency, SaaS and owned and operated IP segments. GameSquare’s segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

The combination of best-in-class technology assets with award-winning agency and creative capabilities, allows the Company to offer unparalleled insight into consumer behaviors. It also allows GameSquare to develop data-driven creative strategies, and measure and optimize campaigns towards customer acquisition goals in real-time - creating impactful marketing solutions that drive ROI for its customers. The Company has invested in its sales organization and continues to see significant growth in the number, and the size, of requests for proposals within its agency businesses.

The Company believes enterprise growth may come as a result of synergistic approaches to combining the strengths of its multiple SaaS companies that it can present as a unified offering to the market.

Customers

The Company has different operating segments which often target different customers. For example, our data analytics platforms generate revenue from industry leading companies in the technology space, such as Microsoft. Additionally, our full service marketing agency operating segment have benefited from large customers such as Jack in the Box, Red Bull, and Kraft. Importantly, we believe our end-to-end marketing platform creates a highly attractive opportunity for continued customer growth via cross pollination of our services, which we believe will allow us to acquire a broad range of diversified customers.

Foreign Operations

Although the Company is headquartered in the United States, there is some business conducted outside of the United States:

●	Stream Hatchet has operations in Spain, with an office in Terrassa, Spain
●	Code Red has operations in the UK, with its registered office in London, England
●	Click has operations in Australia, with an office in Sydney, Australia

Competition

GameSquare operates in highly competitive and fragmented sectors, which include digital advertising and marketing services, content creation, streaming technology, event production, and esports. Despite intense competition, the Company believes it is well positioned to compete by means of utilizing its modern marketing technology platform that supports a continuous feedback loop between its various services, such as marketing services, influencer relationship management, and real-time analytics and insights. GameSquare believes this ability to leverage its broad range of services provides a unique and differentiated platform compared to its competitors.

The esports and gaming industry is in competition with other sporting and entertainment events, both live and delivered over television networks, radio, the Internet, mobile applications, and other sources. As a result of the large number of options available and the global nature of the esports industry, GameSquare faces strong competition for esports fans, as well as overall youth audiences. There is also intense competition among businesses operating in the segments of the esports industry and content creation where we currently operate or may operate in the future, including esports agencies, influencer technology platforms, analytics technologies, content creation and media content assets.

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

Human Capital Resources

As of March 31, 2026, the Company had approximately 144 employees globally. Of these employees, approximately 3 are located in Canada, 35 in Spain, 4 in United Kingdom, 3 in India, 15 in Australia and 84 in the United States. None of the Company’s employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be strong and views its employees as an important competitive advantage.

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

Additional Information

Our website address is www.gamesquare.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

The Company is subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, and is not a “foreign private issuer” as defined under applicable SEC rules. The Company also files certain disclosure documents in Canada pursuant to applicable Canadian securities laws, including National Instrument 71-102 – Continuous Disclosure and Other Exemptions Relating to Foreign Issuers. Such filings are made in addition to, and not in lieu of, the Company’s U.S. reporting obligations. The Company’s filings with the U.S. Securities and Exchange Commission are available at www.sec.gov, and its Canadian filings are available on SEDAR+ at www.sedarplus.ca.

Item 1A. Risk Factors

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Risks Related to Our Business and Industry

GameSquare generates a significant portion of revenue from representing esports players, influencers, gaming personalities and other on-screen talent through GameSquare’s agency operating segment. Failure to attract new clients or to successfully represent GameSquare’s existing clients may adversely affect revenue.

GameSquare’s Agency Services segment represents esports agencies which include Code Red, GCN, Zoned and Click. GameSquare’s agencies generate revenue through representing players, influencers and on-screen talent, consulting and managing and brokering brand activations for influencers. GameSquare’s agency services sector generates a significant amount of GameSquare’s revenue.

The agency segment of the esports industry is highly competitive and there is no guarantee that we will succeed in attracting new clients to represent or that GameSquare will retain GameSquare’s existing clients. Factors that influence GameSquare’s success in attracting and retaining clients include GameSquare’s ability to:

●	successfully negotiate contracts on behalf of GameSquare’s clients;
●	secure sponsorships for GameSquare’s clients; and
●	secure event and tournament participation for GameSquare’s clients.

Failure to attract or retain clients would have a material, adverse effect on GameSquare’s business, financial condition, and results of operations.

GameSquare’s agency services business model may not remain effective, and it cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

GameSquare’s agency business generates a portion of its revenue from securing talent for live esports events. Although GameSquare anticipates that the audience for such live esports will continue to grow, creating more opportunities for GameSquare to provide services, such growth is not guaranteed and demand for GameSquare’s services may change, decrease substantially, or dissipate, or GameSquare may fail to anticipate and serve client demands effectively. Although GameSquare also provides a variety of services relating to online and broadcasted events, any decision to reduce or eliminate its service offering for live esports events to prioritize online and broadcasted events may be unsuccessful and would involve additional risks and costs that could materially and adversely affect GameSquare’s business, financial condition, and results of operations.

If GameSquare fails to maintain and enhance its brands, its business, financial condition, and results of operations may be materially and adversely affected.

GameSquare believes that maintaining and enhancing its brands, including GameSquare Esports, FaZe Clan, Complexity, Zoned, Gaming Community Network, Code Red, Stream Hatchet, Mission Supply, SideQik, and Click, as well as any other brands that it may acquire in the future, is important for its business to succeed by increasing GameSquare’s visibility and reputation in the esports industry and enabling GameSquare to attract new clients and retain existing clients for GameSquare’s businesses. Since GameSquare operates in a highly competitive industry, brand maintenance and enhancement directly affect GameSquare’s ability to maintain and enhance its market position. As GameSquare expands, it may conduct various marketing and brand promotion activities using various methods to continue promoting its brands, but GameSquare cannot assure investors that these activities will be successful. In addition, negative publicity, regardless of its veracity, could harm GameSquare’s brands and reputation, which may materially and adversely affect its business, financial condition, and results of operations.

GameSquare’s teams business is substantially dependent on the continued popularity and success of its teams and players.

The financial results of GameSquare’s business are largely dependent on its esports teams remaining popular with its fan bases. The popularity of its teams will, in part, depend on their performance in the leagues and tournaments in which they participate. GameSquare cannot ensure that its teams will be successful in the leagues and tournaments in which they play and therefore its ability to attract or retain talented players and coaching staff, supporters, sponsors, and other commercial partners, which will potentially result in reduced prize money. Moreover, the popularity of the individual players can impact online viewership and television ratings, which could affect the long-term value of the media rights and sponsorship opportunities. There can be no assurance that its players will develop or maintain continued popularity. Furthermore, the popularity of the teams, and, in turn, their financial results, further depend, in part, upon the popularity of the esports played and their ability to attract audiences and generate online viewership. There can be no guarantee that games currently popular will develop or maintain continued popularity in esports.

Our business depends on the continued availability and effectiveness of social media platforms and digital distribution channels, and changes to those platforms could materially adversely affect our business.

A significant portion of our business relies on third-party social media platforms, streaming services, and digital distribution channels to promote our talent, deliver content, engage audiences, and generate advertising, sponsorship, and activation revenue. These platforms are subject to frequent changes in algorithms, policies, monetization rules, content moderation standards, and terms of service, over which we have no control.

Any changes that reduce the visibility, reach, engagement, or monetization of our talent or content, or any suspension, removal, or restriction of accounts or content, could materially reduce our revenue and negatively affect our relationships with talent, advertisers, and brand partners. In addition, increased competition for audience attention on these platforms or the emergence of alternative platforms may further limit our ability to effectively reach target audiences.

The defection of GameSquare’s players to other teams could hinder GameSquare’s success.

GameSquare competes with other esports teams to sign and retain world class esports players, some of which have greater resources or brand recognition and popularity than GameSquare. GameSquare’s players under contract may choose to move to other esports organizations for various reasons, including higher pay or that they have chosen to pursue new or other opportunities. The loss of any of its players could have negative consequences for GameSquare’s business and results of operations.

Adverse publicity concerning GameSquare, one of its businesses or key personnel or talent could negatively affect GameSquare’s business.

GameSquare’s reputation is essential to its continued success, and any decrease in the quality of GameSquare’s reputation could impair its ability to, among other things, recruit and retain key personnel, retain, or attract clients and maintain relationships with its partners. GameSquare’s reputation can be negatively impacted by a number of factors, including negative publicity concerning GameSquare, members of its management or other key personnel including GameSquare’s talent and players. In addition, GameSquare is dependent for a portion of its revenues on its key talent and its ability to monetize through various channels. Such publicity could have a negative impact on GameSquare and adversely affect its business, financial condition and results of operations.

Rapid technological changes in the esports, gaming, and digital media industries could render GameSquare’s technologies, products, or services obsolete or impair its ability to compete effectively.

The online gaming, influencer, and digital media industries are characterized by rapid and significant technological change, frequent new service introductions, and evolving industry standards. To remain competitive, GameSquare must anticipate and adopt new technologies and continually improve the features, functionality, reliability, and responsiveness of its platforms, infrastructure, and services. Failure to do so may cause GameSquare’s technologies, products, or services to become obsolete, reduce the attractiveness of its offerings, or result in a loss of market share.

GameSquare has invested, and may continue to invest, in new technologies, services, and business strategies intended to support esports players, influencers, game publishers and developers, sponsors, and other industry participants. For example, GameSquare’s Code Red platform assists game publishers and developers in designing broadcast-ready games by optimizing spectator modes and broadcast features. However, the adoption and implementation of new technologies involve significant risks and uncertainties, including the possibility that GameSquare may not successfully identify or integrate technologies that complement its business or that its investments may not achieve the intended results.

If GameSquare fails to anticipate technological developments, obtain timely access to emerging technologies, secure necessary licenses, or develop the expertise required to implement such technologies effectively, it may lose existing clients, fail to attract new clients, or experience a decline in revenue and market position. Any of these factors could have a material adverse effect on GameSquare’s business, financial condition, and results of operations.

The success of GameSquare’s business depends on GameSquare’s marketing efforts.

Achieving market success will require substantial marketing efforts and investments to inform potential clients of the distinctive benefits and characteristics of GameSquare’s products and services. GameSquare’s long-term success will depend on its ability to expand current marketing capabilities. GameSquare will, among other things, need to attract and retain experienced marketing and sales personnel. No assurance can be given that GameSquare will be able to attract and retain such personnel or that any efforts undertaken by such personnel will be successful.

GameSquare operates in a highly competitive industry, and its failure to compete effectively could have a material adverse effect on its business, financial condition, and results of operations.

The markets in which GameSquare operates, including esports agencies, influencer technology platforms, analytics technologies, content creation, and digital media, are highly competitive and rapidly evolving. GameSquare faces competition from a growing number of companies within the esports and gaming ecosystem, as well as from other forms of sports and entertainment delivered through television, radio, the Internet, mobile applications, and other platforms that compete for audience attention and advertising spending.

Many of GameSquare’s current and potential competitors are larger, better funded, and have greater financial, technical, marketing, and other resources than the Company. These competitors may devote more resources to developing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or otherwise develop more commercially successful offerings. Competition may result in reduced margins, increased operating costs, loss of market share, or difficulty attracting or retaining clients and audiences.

In addition, the esports and gaming industries are global and rapidly evolving, and new competitors may enter the segments in which GameSquare currently operates or may operate in the future. Many competitors also have established relationships with sponsors, influencers, tournament and event organizers, and esports organizations, which may enable them to expand more quickly or secure opportunities that may not be available to GameSquare. If GameSquare is unable to maintain or expand its market presence, develop and maintain relationships with key third parties, or otherwise compete effectively against current and future competitors, its business, financial condition, and results of operations could be materially adversely affected.

The development of high-quality products requires substantial up-front expenditures.

Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, GameSquare must continuously develop new products or enhancements to existing products. The amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that GameSquare accurately predicts consumer demand for such product. If its future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, GameSquare may not be able to recover the substantial development and marketing costs associated with those products.

Inflation and rising costs could adversely affect our business, results of operations, and financial condition.

Inflationary pressures have increased operating costs across many aspects of our business, including compensation and benefits for employees and talent, content production, marketing and promotional activities, professional services, technology services, insurance, and other general and administrative expenses. In addition, inflation may increase the costs incurred by our clients, advertisers, sponsors, and partners, which could reduce their willingness or ability to spend on esports, gaming, advertising, and brand activation services.

While we may attempt to offset increased costs through pricing adjustments, cost controls, or operational efficiencies, we may not be able to do so in a timely manner or at all, and competitive pressures may limit our ability to pass increased costs on to clients. If inflationary pressures persist or intensify, our margins, operating results, and cash flows could be materially adversely affected.

Acquisitions may never materialize, may be subject to unexpected delays or may entail unexpected costs or prove unsuccessful.

As a growing company, GameSquare is engaged in identifying, acquiring, and developing esports, gaming and other assets that it believes are a strategic fit for its business. However, GameSquare cannot predict what form future acquisitions might take or when such acquisitions will be consummated, if at all. GameSquare is likely to face significant competition in seeking appropriate acquisitions and these acquisitions can be complicated and time consuming to negotiate and document. GameSquare may not be able to negotiate acquisitions on acceptable terms, or at all, and GameSquare is unable to predict when, if ever, it will consummate such acquisitions due to the numerous risks and uncertainties associated with them.

Since GameSquare may not be able to accurately predict these difficulties and expenditures, these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of securities that would dilute shareholders’ ownership interest, the incurrence of debt, contingent liabilities, amortization of expenses related to other intangible assets, and the incurrence of large, immediate write-offs.

Any of the forgoing could materially and adversely affect its business, financial condition, and results of operations.

Difficulties integrating acquisitions could disrupt our operations and adversely affect our results of operations, financial condition and ability to realize anticipated benefits of acquisitions.

GameSquare has acquired a number of businesses and acquisitions continue to be part of its growth strategy. The benefits of an acquisition may take considerable time to develop, and GameSquare cannot be certain that any particular acquisition will produce the intended benefits. These risks and difficulties associated with acquisitions, if they materialize, could disrupt GameSquare’s ongoing business, distract management, result in the loss of key personnel, increase expenses and otherwise have a material adverse effect on its business, results of operations and financial performance.

GameSquare may be unable to achieve or sustain profitability or continue as a going concern.

There is no assurance that GameSquare will earn profits in the future, or that profitability will be sustained in the near future or at all. Beyond this, GameSquare may incur significant losses in the future for a number of reasons including other risks described in this document, and GameSquare may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. There is also no assurance that future revenues will be sufficient to generate the funds required to continue its business development and activities. If GameSquare does not have sufficient capital to fund GameSquare’s operations, we may be required to reduce GameSquare’s sales and marketing efforts or forego certain business opportunities and strategies.

Our independent auditors have included an explanatory paragraph in their audit report regarding our ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on our financial condition, results of operations, and business prospects.

We are actively pursuing strategies to mitigate these risks, however, there can be no assurance that these efforts will prove successful or that we will achieve our intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect our business, financial condition, and results of operations.

GameSquare’s revenues, earnings, and cash flows may fluctuate from period to period, which could adversely affect its stock price and its ability to fund operations and strategic initiatives.

GameSquare’s revenues, earnings, working capital requirements, and cash flows may fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are outside of the Company’s control. These factors may include the timing of new product or service launches, the timing and size of capital expenditures and acquisitions, the activities of competitors, cyclical fluctuations related to developments in the esports and online gaming industries, customer concentration, the timing of sales and collection of receivables, client payment terms, and transition periods associated with the adoption of new technologies. In addition, GameSquare may record impairments of goodwill or intangible assets, which could significantly affect earnings in the period in which such impairments are recognized. Because many of GameSquare’s operating expenses are relatively fixed in the short term, the Company may be unable to quickly adjust its cost structure in response to fluctuations in revenues.

If GameSquare’s revenues or cash flows are materially lower than expected, the Company may be required to reduce capital expenditures, delay investments, or seek additional funds through liquidity-generating transactions or external financing, including debt, convertible debt, or equity financings. GameSquare cannot provide assurance that sufficient funding will be available on acceptable terms, if at all. The inability to effectively manage fluctuations in revenues, earnings, and cash flows could have a material adverse effect on GameSquare’s business, financial condition, results of operations, and the market price of its common stock.

GameSquare will require additional financing and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

To date, GameSquare has relied primarily on equity financing to carry on its business. GameSquare has limited financial resources and operating cash flow and can make no assurance that sufficient funding will be available to it to fund its operating expenses and to further develop its business.

GameSquare does not have any contracts or commitments for additional financing. Any additional equity financing may involve substantial dilution for the existing shareholders. There can be no assurance that such additional capital will be available, on a timely basis or on acceptable terms. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of its business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, GameSquare may not be able to fund its business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on its business, financial condition and results of operations.

GameSquare currently has negative cash flow from operations.

GameSquare has had negative cash flow from operating activities since it was formed. Although GameSquare anticipates that it will have positive cash flow from operating activities in future periods, it is possible GameSquare may continue to have negative cash flow in any future period as it continues to progress its expansion plans and its capacity of operations.

International operations and expansion expose GameSquare to risks associated with international markets.

GameSquare currently operates and has businesses predominantly in the U.S., Spain, Australia, and U.K. markets and may further expand internationally and operate in select foreign markets. Managing a global organization is more time consuming and expensive than managing a company operating in one jurisdiction. Conducting international operations subjects GameSquare to risks related to foreign regulatory requirements and complying with a wide variety of laws and legal standards, managing and staffing international operations, fluctuations in foreign exchange rates, managing tax consequences, accounting and reporting complexities and political, social and economic instability in various jurisdictions. The investment and additional resources required to establish and manage operations in various countries and jurisdictions may result in lower levels of revenue or profitability.

In addition, geopolitical events may result in changes to laws or regulations, increased compliance costs, restrictions on cross-border operations or payments, supply chain disruptions, limitations on international travel or events, cybersecurity threats, or volatility in foreign currency exchange rates. These developments could impair our ability to operate efficiently, increase our operating costs, or reduce demand for our services.

Because geopolitical risks are unpredictable and outside of our control, prolonged or escalating global instability could materially adversely affect our business, financial condition, results of operations, and cash flows.

GameSquare may be subject to insurance coverage limits and exclusions and insurance may not be available for the risks and hazards to which GameSquare is exposed.

GameSquare may obtain insurance to protect their assets, operations and employees. No assurance can be given that such insurance would be adequate to cover GameSquare’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If GameSquare were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if GameSquare were to incur such liability at a time when they are not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

GameSquare is subject to privacy and data protection laws in the jurisdictions in which it operates, and any failure to comply with such laws or to safeguard personal information could materially and adversely affect its business, financial condition, and results of operations.

GameSquare collects, transmits, stores, and retains personal information about its users, clients, and partners, and is responsible for protecting that information from unauthorized access or disclosure. Privacy breaches or data security incidents could occur due to procedural or process failures, software bugs, technical malfunctions, employee error or malfeasance, deliberate cyber-attacks, or attempts by third parties to fraudulently induce disclosure of information. Theft or improper access to user, client, or partner data, including for competitive purposes, is an ongoing risk.

Any incident involving the unauthorized access to or improper use of information, or violations of GameSquare’s terms of service or privacy policies, could damage its reputation and brand, diminish its competitive position, and result in significant legal, regulatory, or contractual liability. Affected users, clients, partners, or governmental authorities could initiate investigations, legal actions, or regulatory proceedings, which could require GameSquare to incur substantial costs, modify its business practices, and remediate the effects of any breach. Any of these events could have a material adverse effect on GameSquare’s prospects, business, financial condition, or results of operations.

Our use of artificial intelligence and other emerging technologies may expose us to legal, regulatory, operational, and reputational risks.

We currently use, and may increasingly rely on, artificial intelligence (“AI”), machine learning, and other emerging technologies in various aspects of our business, including content creation, data analytics, marketing, talent monetization, operational efficiency, and internal business processes. In many cases, these technologies are provided by third-party vendors and are subject to evolving contractual, legal, and regulatory frameworks.

The use of AI and similar technologies presents a number of risks, including the potential for inaccurate or misleading outputs, intellectual property infringement or misappropriation claims, data privacy and security concerns, bias or discrimination, and challenges in ensuring transparency and accountability. In addition, the legal and regulatory landscape governing AI is rapidly evolving in the United States and internationally, and new or changing laws, regulations, or enforcement actions could impose additional compliance costs, restrict our use of such technologies, or expose us to liability.

If our use of AI or other emerging technologies results in errors, regulatory scrutiny, litigation, reputational harm, or operational disruptions, or if we are unable to effectively integrate or govern these technologies, our business, financial condition, results of operations, and reputation could be materially adversely affected.

GameSquare may be exposed to cybersecurity incidents resulting from deliberate attacks or unintentional events.

Cybersecurity incidents can result from deliberate attacks or unintentional events, and may arise from internal sources (e.g., employees, contractors, service providers, suppliers, and operational risks) or external sources (e.g., nation states, terrorists, hacktivists, competitors and acts of nature). Cyber incidents include, but are not limited to, unauthorized access to information systems and data (e.g., through hacking or malicious software) for purposes of misappropriating or corrupting data or causing operational disruption. Cyber incidents also may be caused in a manner that does not require unauthorized access, such as causing denial-of-service attacks on websites (e.g., efforts to make network services unavailable to intended users).

A cyber incident that affects GameSquare’s business or its service providers might cause disruptions and adversely affect their respective business operations and might also result in violations of applicable law (e.g., personal information protection laws), each of which might result in potentially significant financial losses and liabilities, regulatory fines and penalties, reputational harm and reimbursement and other compensation costs. In addition, substantial costs might be incurred to investigate, remediate, and prevent cyber incidents.

GameSquare uses third-party services and partnerships in connection with its business, and any disruption to these services or partnerships could result in a disruption to its business, negative publicity and a slowdown in the growth of its clients, materially and adversely affecting its business, financial condition and results of operations.

GameSquare depends upon third-party software and services to conduct its business. The inability to access these services could result in a disruption while sourcing replacement service vendors. Additionally, GameSquare relies on contracted third-party partnerships to conduct its business. While GameSquare has minimized its reliance on any single vendor or partner, any disruption of service from its partners could have a material adverse effect on its business, financial condition, or results of operations.

Failure to license necessary third party software for use in GameSquare’s products and services, or failure to successfully integrate third party software, could cause delays or reductions in GameSquare’s sales, or errors or failures of GameSquare’s service

GameSquare licenses third party software that it incorporates into its products and services. In the future, GameSquare might need to license other software to enhance its products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of GameSquare’s applications until it identifies, licenses and integrates or develops equivalent software, and new licenses could require GameSquare to pay higher royalties. If GameSquare is unable to successfully license and integrate third party technology, it could experience a reduction in functionality and/or errors or failures of GameSquare’s products, which may reduce demand for its products and services.

Third-party licenses may expose GameSquare to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on existing technology, open source software disclosure risks, the diversion of resources from the development of GameSquare’s own proprietary technology, and inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Proprietary protection and intellectual property disputes.

Protection of the trade secrets, copyrights, trademarks, domain names and other product rights of GameSquare are important to its success. GameSquare protects its intellectual property rights by relying on trademark protection, common law rights as well as contractual restrictions. However, many of GameSquare’s proprietary technologies are currently unpatented nor has GameSquare made any applications for such intellectual property registrations and has no present intention to do so in the near future. As such, the current steps that it takes to protect its intellectual property, including contractual arrangements, may not be sufficient to prevent the misappropriation of its proprietary information or deter independent development of similar technologies by others.

Should GameSquare decide to register its intellectual property in one or more jurisdictions, it will be an expensive and time consuming process and there is no assurance that GameSquare will be successful in any or all of such jurisdictions. The absence of registered intellectual property rights, or the failure to obtain such registrations in the future, may result in GameSquare being unable to successfully prevent its competitors from imitating its solutions or using some or all of its processes. Even if patents and other registered intellectual property rights were to be issued toGameSquare , its intellectual property rights may not be sufficiently comprehensive to prevent its competitors from developing similar competitive products and technologies.

Litigation may be necessary to enforce the intellectual property rights of GameSquare. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect the business and operating results of GameSquare. Moreover, due to the differences in foreign patent, trademark, copyright and other laws concerning proprietary rights, GameSquare’s intellectual property may not receive the same degree of protection in foreign countries as it would in the United States. GameSquare’s failure to possess, obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, results of operations and financial condition.

GameSquare may also face allegations that it has infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from its competitors and former employers of GameSquare’s personnel. Whether a product infringes a patent or other intellectual property right involves complex legal and factual issues, the determination of which is often uncertain.

System failures, delays and other technical problems could harm GameSquare’s reputation and business, causing GameSquare to lose customers and expose it to customer liability.

GameSquare may experience failures or interruptions of its systems and services, or other problems in connection with its operations as a result of, amongst other things:

●	damage to, or failure of, its computer software or hardware or its infrastructure and connections;
●	data processing errors by its systems;
●	computer viruses or software defects; and
●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events.

If GameSquare cannot adequately ensure that its network services perform consistently at a high level or otherwise fail to meet its customers’ expectations:

●	it may experience damage to its reputation, which may adversely affect its ability to attract or retain customers who participate in online esports tournaments;
●	its operating expenses or capital expenditures may increase as a result of corrective actions that GameSquare must perform; or
●	one or more of its significant contracts may be terminated early, or may not be renewed.

Failure to attract, retain and motivate key employees may adversely affect GameSquare’s ability to compete and the loss of the services of key personnel could have a material adverse effect on its business.

GameSquare depends on the services of a few key executive officers. The loss of any of these key people could have a material adverse effect on its business, financial condition and results of operations. GameSquare’s success is also highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified technical, marketing and management personnel. Competition for such personnel can be intense, and we cannot provide assurance that it will be able to attract or retain highly qualified technical, marketing and management personnel in the future. Stock options and other share-based compensation plans may comprise a significant component of key employee compensation, and if the price of the Common Shares declines, it may be difficult to retain such individuals. Similarly, changes in the share price may hinder its ability to recruit key employees, as they may elect to seek employment with other companies that they believe have better long-term prospects. GameSquare’s inability to attract and retain the necessary technical, marketing and management personnel may adversely affect its future growth and profitability. GameSquare’s retention and recruiting may require significant increases in compensation expenses, which would adversely affect its results of operation.

GameSquare’s executive officers and other members of senior management have substantial experience and expertise in the business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect the business, financial condition and results of operations. GameSquare is not protected by key man or similar life insurance covering members of senior management.

Litigation costs and the outcome of litigation could have a material adverse effect on its business.

From time to time, GameSquare may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of client and employee personal information, contractual relations with clients, including gamers, influencers and other on-screen talent, production crew and sponsors, among others and marketing and infringement of trademarks. Litigation to defend against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of GameSquare’s resources, causing a material adverse effect on GameSquare’s business, financial condition, and results of operations.

GameSquare is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against GameSquare. However, given the nature of its business, GameSquare is, and may from time to time in the future be, party to various, and at times numerous, legal investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against us for amounts in excess of our expectations, GameSquare’s business, financial condition and results of operations could be materially adversely affected.

GameSquare is exposed to foreign currency risk and GameSquare has not hedged against risk associated with foreign exchange rate exposure.

Although GameSquare’s functional currency is the United States dollar, it generates revenue and incurs costs in foreign currencies. In particular, GameSquare expects to generate revenue and incur costs in GBP, the functional currency of Code Red, and euro the functional currency of Stream Hatchet, and Australian dollars, the functional currency of Click. Accordingly, GameSquare is subject to risk from fluctuations in the rates of currency exchange between such foreign currency and the United States dollar, and such fluctuations may materially adversely affect its business, financial condition, and results of operations. GameSquare does not currently hedge against such currency fluctuations.

GameSquare’s business and success is dependent on the continuing popularity and growth of the esports industry.

GameSquare’s business is substantially dependent on the continuing popularity of the esports industry, which is in the early stages of its development. Although the esports industry has experienced rapid growth and GameSquare anticipates the industry to continue to grow, consumer preferences may shift and there is no assurance that this growth will continue in the future. GameSquare has taken steps to diversify its business, such as with the recent acquisition of Client Management Pty Ltd, an Australia based gaming and esports talent agency, and continues to seek new opportunities in the esports industry but there is no guarantee that it will be successful in doing so. Given the dynamic evolution of this industry, it can be difficult to plan strategically, and it is possible that competitors will be more successful than GameSquare is at adapting to change and pursuing business opportunities.

Esports is a new and evolving industry, which presents significant uncertainty and business risks.

The esports industry is relatively new and continues to evolve. GameSquare has taken steps to diversify its business and continues to seek out new opportunities in the esports industry, including in the teams segment through the acquisition of Complexity, but most of its revenue continues to be generated from its agency business. However, whether this industry grows and whether its business will ultimately succeed will be affected by, among other things, the success of efforts to monetize the esports industry through tournament fees, live event ticket sales, advertising and sponsorships, spectator demand for in-person, online and televised esports events and tournaments, the success of industry marketing efforts, including on social media platforms, the development of new games and technologies to attract and retain gamers and spectators, data privacy laws and regulation and other factors that GameSquare is unable to predict and which are beyond its control. Given the dynamic evolution of this industry, it can be difficult to plan strategically, and it is possible that competitors will be more successful than GameSquare at adapting to change and pursuing business opportunities.

GameSquare’s business is highly dependent on advertising revenue, and its inability to secure advertising contracts could have a material adverse effect on its business, financial condition, and results of operations.

GameSquare relies on advertisers to purchase advertising inventory from its network of digital media publishers, and advertising revenues constitute a significant portion of the Company’s overall income. The esports and gaming digital media industries are relatively new and rapidly evolving, making it difficult to predict growth prospects and future demand for advertising. There can be no assurance that advertisers will continue to increase their spending on online advertising or that demand for advertising inventory on gaming and digital media properties will keep pace with supply. If the industry grows more slowly than anticipated, if GameSquare is unable to secure or maintain advertising contracts, or if its existing or new products and services fail to achieve market acceptance, GameSquare may be unable to maintain or grow its market position or achieve its strategic business objectives and revenue projections, which could have a material adverse effect on its business, financial condition, and results of operations.

GameSquare’s business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which it operates.

The demand for entertainment and leisure activities, including esports and gaming, tends to be highly sensitive to changes in consumers’ free time and disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond GameSquare’s control. Unfavorable changes in general economic conditions, including recessions, economic slowdown, inflation, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals attending ticketed in-person or online esports events or tournaments, paying for subscriptions to esports media channels or otherwise engaging in entertainment and leisure activities. As a result, GameSquare cannot ensure that demand for its services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, inflation, increasing interest rates, increasing energy costs, acts of war or armed conflicts (including the conflict in Ukraine), terrorism, transportation disruptions, natural disasters, pandemics, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as esports. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce demand for its services, which would have a material adverse effect on its business, financial condition and results of operations.

Risks related to Indebtedness

Any indebtedness incurred by GameSquare could restrict our operations and make us more vulnerable to adverse economic conditions.

Any indebtedness we incur in the future could have important consequences for us and our stockholders. Our indebtedness could:

●	increase our vulnerability to adverse economic and competitive pressures in our industry;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	limit our ability to borrow additional funds on terms that are acceptable to us or at all.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.

To the extent we incur indebtedness in the future, our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Risks Related to our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

The market price of our common stock has been, and we expect it to continue to be, volatile. The prices at which our shares of common stock trade depend upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, history of timely dividend payments, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the Jumpstart Our Business Act of 2012 (the “JOBS Act”), we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital, attract qualified personnel or consummate strategic transactions.

We are currently authorized to issue 100,000,000 shares of common stock under our articles of incorporation. As of April 8, 2026, we have 95,761,215 shares of common stock outstanding. Due to the limited number of authorized shares of common stock available for future issuance, we may not able to raise additional equity capital or use our shares as consideration for a merger or other business combination unless we increase the number of shares we are authorized to issue. In addition, we use equity awards as a key element of executive compensation and believe this type of equity compensation is critical to our ability to attract and retain highly qualified personnel. If we do not have sufficient shares available for delivery on equity awards, our ability to accomplish these purposes will be diminished.

We may identify material weaknesses in our internal controls over financial reporting.

If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we cannot assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm were to report a material weakness, we could lose investor confidence in the accuracy and completeness of our financial statements, which could materially adversely affect our business. Our internal controls may not prevent or detect misstatements due to inherent limitations, and even effective controls provide only reasonable assurance regarding the preparation and fair presentation of our financial statements. Failure to maintain adequate internal controls, implement required new or improved controls, or difficulties in their implementation could harm our business and operating results and prevent us from meeting our financial reporting obligations.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2025. In particular, our internal controls failed to (i) complete a documented risk assessment, and (ii) identify all risks and design relevant controls related to system of internal controls. For further discussion of the material weaknesses identified and our remedial efforts, see Part II, Item 9A, “Controls and Procedures.”

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of Common Stock to fall.

Sales of a substantial number of our shares of Common Stock on the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock.

An active trading market for our securities may not develop, which may limit your ability to sell such securities.

Although we list our common stock on Nasdaq under the ticker symbols “GAME,” an active trading market for such securities may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing our common stock.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, and stockholders holding 10% or more) of at least $1.0 million, and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, and 10% or more stockholders) of at least $1.0 million, and net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years.

There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock. On September 10, 2025, we received a letter from Nasdaq stating that we had failed to meet the closing bid price requirement for the last 30 consecutive business days. On March 10, 2026, the Company received a notice from Nasdaq indicating that, while the Company has not yet regained compliance with the minimum closing price requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until September 7, 2026 (the “Second Compliance Period”), to regain compliance. According to the notice, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum closing price requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline.

GameSquare may issue additional equity securities, or engage in other transactions that could dilute its book value or affect the priority of its shares, which may adversely affect the market price of its shares

The board of directors of GameSquare may determine from time to time that they need to raise additional capital by issuing additional GameSquare stock or other securities. GameSquare will not be restricted from issuing additional GameSquare stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, GameSquare stock. Because GameSquare’s decisions to issue securities in any future offering will depend on market conditions and other factors beyond GameSquare’s control, they cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of its existing shareholders or reduce the market price of its common stock, or both. Holders of GameSquare stock are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences, and privileges that are senior to, and that adversely affect GameSquare’s then-current holders of GameSquare stock. Additionally, if GameSquare raises additional capital by making offerings of debt or preferred stock, upon liquidation of GameSquare, holders of its debt securities and preferred stock, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of GameSquare stock.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. In the event that any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline.

Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.

Our Certificate of Incorporation and Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. In addition, as a Delaware corporation, we are subject to Delaware corporate law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Ethereum or the ability of individuals or institutions such as us to own or transfer Ethereum. For example, the U.S. executive branch, SEC, and the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023, became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Ethereum specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of Ethereum and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in an Ethereum treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

We face risks relating to the custody of our Ethereum, including the loss or destruction of private keys required to access our Ethereum and cyberattacks or other data loss relating to our Ethereum.

We will hold our Ethereum with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our Ethereum among our custodians, and our Ethereum holdings may be concentrated with a single custodian from time to time. In light of the significant amount of Ethereum we hold, we continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our Ethereum as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Ethereum, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our Ethereum, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our Ethereum with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the Ethereum blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our Ethereum holdings may cover only a small fraction of the value of the entirety of our Ethereum holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our Ethereum. Moreover, our use of custodians exposes us to the risk that the Ethereum our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Ethereum. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Ethereum.

Ethereum is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Ethereum is held. While the Ethereum blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Ethereum held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Ethereum held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Ethereum and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

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

Our cryptocurrency treasury strategy exposes us to risk of non-performance by counterparties

Our Ethereum treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Ethereum, a loss of the opportunity to generate funds, or other losses.

We expect our primary counterparty risk with respect to our Ethereum will be custodian performance obligations under the various custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Ethereum will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Ethereum holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our Ethereum, could have a material adverse effect on our business, prospects, financial condition, and operating results.

If Ethereum is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Ethereum and in turn adversely affect the market price of our common stock. See “Risk Factors—Regulatory change reclassifying Ethereum as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Ethereum and the market price of our common stock” above. Moreover, the risks of us engaging in an Ethereum treasury strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has developed an information security program to address material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, and vulnerability and patch management.

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

The Company has a Governance, Risk, and Compliance function to address enterprise risks, and cybersecurity is a risk category addressed by that function. The Company has a privacy and security governance committee.

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

Governance

The Company’s Head of Information Technology (“Head of IT”) is primarily responsible for the development, operation, and maintenance of our information security program. The Head of IT has experience in managing cybersecurity risks and protocols, data protection practices, and identifying and addressing Cloud/IT/web security vulnerabilities. The Head of IT provides periodic updates to the Company’s management team regarding general security matters and, as appropriate, reports promptly on any identified security incidents. Oversight of the information security program at the Board level resides with the Audit Committee.

Item 2. Properties

Our corporate headquarters is located in Frisco, Texas, where we occupy facilities under a lease that expires in 2029. We do not own any real property or related investments. We believe that our current facilities are adequate to meet our current needs and provides flexibility to scale in the future. Other office locations of the Company are under short-term lease arrangements and amounts are immaterial to our operations.

Item 3. Legal Proceedings

Allinsports - A September 2021 decision issued by an arbitrator located in Alberta, Canada, directed the Company to issue 241,666 shares to Allinsports in connection with a dispute over whether certain closing conditions in the acquisition agreement for Allinsports had been met. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

Reid v. GameSquare Holdings, Inc., et al. – A Complaint was filed on December15, 2025, in the United States District Court, Northern District of Texas by Kevin Reid against GameSquare Holdings, Inc., its former President, Louis Schwartz and its Chief Executive Officer, Justin Kenna. The plaintiff alleges that he was induced by the defendants’ misrepresentations about the Company to purchase GameSquare stock and seeks damages of approximately $5 million under Texas law. The Company does not believe the claims have merit and intends to vigorously defend the matter. The Company is also indemnifying Mr. Schwartz in this matter, who is represented by separate counsel.

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Both claim that Mr. Reid has failed to state a claim upon which relief can be granted, in particular because the alleged statements are not actionable.

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

Holders

As of March 31, 2026, there were 464 holders of record of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity Compensation Plans Not Approved by Shareholders	-	N/A	N/A
Equity Compensation Plans Approved by Shareholders
Stock Options (1)	285,063 1,070,814	CAD$20.56 USD$1.78	N/A
RSUs (1)	1,165,360	N/A	N/A

Total	3,339,257		1,697,869

Note:

(1)	The equity incentive plan is considered a “rolling” or “evergreen” plan since the Corporation will be authorized to grant stock options and RSUs of up to 20% of its issued and outstanding Common Shares at January 1, from time to time, with no vesting provisions and after taking into account any stock options or RSUs outstanding. The number of stock options and RSUs available to grant increases as the number of issued and outstanding Common Shares increases. As of December 31, 2025, the number of stock options and RSUs available to grant amounted to 6,527,199 Common Shares, being 20% of the outstanding Common Shares as of January 1, 2025.

As of December 31, 2025, the number of stock options and RSUs outstanding that were issued under the equity incentive plan, respectively, represents approximately 1.4% and 1.2% of the 98,066,751 outstanding Common Shares as of December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under this program. Subsequent to December 31, 2025, the Company acquired an additional 2,066,073 common shares at a total cost of $0.8 million. Following these transactions, the Company has $2.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 to October 31, 2025	833,124	$0.72	833,124	$4,400,852
November 1, 2025 to November 30, 2025	1,120,606	0.50	1,953,730	3,835,045
December 1, 2025 to December 31, 2025	1,038,787	0.54	2,992,517	3,271,244
January 1, 2026 to January 31, 2026	543,057	0.46	3,535,574	3,022,925
February 1, 2026 to February 28, 2026	1,460,016	0.33	4,995,590	2,542,995
March 1, 2026 to March 31, 2026	63,000	0.29	5,058,590	2,524,945
Total	5,058,590	$0.49	5,058,590	$2,524,945

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, all references in this section to the “Company,” “GameSquare,” “we,” “us,” or “our” refer to GameSquare Holdings, Inc. and its subsidiaries and/or the management and employees of the Company.

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis should also be read together with our financial information for the year ended and as of December 31, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under the “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red, a UK based esports talent agency, Click, an Australia based gaming and esports talent agency, FaZe, a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Stream Hatchet, live streaming data and analytics platform, SideQik, a social influencer marketing platform, GCN, a digital media company focused on gaming and esports audiences, and TubeBuddy, a powerful search engine optimization, workflow, analytics, and productivity tool company.

GameSquare completed the plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

GameSquare completed its Merger with FaZe on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe.

GameSquare is primarily engaged in the business described above. However, as a secondary strategy, GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialetic, a crypto-native asset manager, to implement an ETH based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH based treasury and cash management strategy of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, approximately $63 million ETH and other digital assets, excluding NFTs, to support broader growth initiatives across the Company’s platform. During the year ending December 31, 2025, the Company has sold $2.8 million in digital assets and exchanged $1.8 million of digital assets for acquisition of NFTs. As of December 31, 2025, our total fair market value of our digital assets, including fair value of ETH in our investment with Dialectic, amounted to $47.4 million. The reduction primarily being driven by decline in market value of ETH from purchase date to year end.

GameSquare completed its acquisition of Click, an Australian proprietary limited company on September 11, 2025, resulting in the Company acquiring all the issued and outstanding securities of Click.

On February 20, 2026, GameSquare also acquired TubeBuddy, a company with powerful search engine optimization, workflow, analytics, and productivity tools powered by proprietary AI, which are used by creators and digital publishers to grow, manage, and monetize their content.

Brands

FaZe Esports

FaZe Esports a digitally native lifestyle and media brand founded and rooted in gaming and youth culture. FaZe Esports is at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, FaZe Esports has established a highly engaged and growing global fanbase. FaZe Esports produces merchandise, consumer products, and creates advertising and sponsorship programs for leading national brands. FaZe Esports has several revenue streams including brand sponsorships, consumer products, and Esports.

Zoned

Zoned Gaming is a marketing agency dedicated to bridging the gap between gaming and pop-culture. They work with endemic and non-endemic brands alike, helping them identify their lane and build equity in the constantly changing world of gaming and esports.

Click

Click is leading talent management firm founded in Australia with a growing U.S. presence. Regularly named as one of the top digital creator agencies by Business Insider and recently awarded “Best Talent Management Agency” by industry body AiMCO, Click has assembled one of the largest English-speaking gaming rosters, with over 85 active talent, half of which are U.S. talent. Click creators delivered 548 million views across YouTube alone last month and total 123 million YouTube subscribers currently.

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

GCN

GCN is a media group dedicated to gaming and esports. GCN builds bespoke strategy solutions for reaching young gaming and esports audiences from content creation to full-scale tournaments for any endpoint be it social, broadcast TV or live stream.

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

Stream Hatchet

Stream Hatchet is the leading provider of data analytics for the live streaming industry. With a suite of services, encompassing a user-friendly SaaS platform, custom reports, and strategic consulting, Stream Hatchet is a trusted guide for those navigating the dynamic landscape of live streaming. With up to seven years of historical data with minute-level granularity from 20 platforms, Stream Hatchet provides stakeholders in the live-streaming industry with powerful insights to drive innovation and growth. Stream Hatchet partners with a diverse clientele - from video game publishers and marketing agencies to esports organizers and teams - who rely on the company’s cutting-edge data analytics to optimize their marketing strategies, secure lucrative sponsorships, enhance esports performance, and build successful tournaments.

TubeBuddy

Acquired by GameSquare on February 20, 2026, TubeBuddy provides powerful search engine optimization, workflow, analytics, and productivity tools powered by proprietary AI, which are used by creators and digital publishers to grow, manage, and monetize their content. The acquisition adds a scaled creator technology layer to GameSquare’s technology platform which the Company believes will accelerate its strategy to build an integrated ecosystem spanning content, community, data, and performance marketing.

Recent Developments

TubeBuddy Asset Purchase Agreement and Preferred Stock Issuance

On February 20, 2026, GameSquare Holdings, Inc., TubeBuddy, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company (“Buyer”), Ben Group, Inc., a Nevada corporation (“Ben Group”), and TubeBuddy, LLC, a California limited liability company (“TB LLC”, and together with Ben Group, “Seller”), entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which the Seller has agreed to sell to Buyer and Buyer has agreed to purchase from Seller substantially all the assets, and certain specified liabilities, of the Seller relating to software which utilizes search engine optimization, bulk processing, workflow, and other tools for social media and content creation (the “Transaction”). As consideration for the Transaction, the Company issued to Seller 5,000,000 shares of newly designated Series A-2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-2 Preferred Stock”).

Pursuant to the Asset Purchase Agreement, the Company agreed to file a preliminary proxy statement with the SEC on or prior to April 30, 2026 and to hold a related meeting of stockholders for the purposes of obtaining the approval (the “Shareholder Approval”) of the holders of the Company’s capital stock to authorize a sufficient number of additional shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), to allow for the conversion of the Series A-2 Preferred Stock into Common Stock in accordance with, and pursuant to the terms and conditions set forth in, the Certificate of Designation (as defined below). The Company agreed to hold a meeting of stockholders to seek the Shareholder Approval no later than 120 days after the closing of the Transaction. If the Company fails to obtain the Shareholder Approval by September 30, 2026 (the “Shareholder Approval Deadline”), the Company shall pay to Seller an aggregate amount equal to $3,500,000 plus accrued interest, $2,350,000 (plus accrued interest) of which shall be payable within five business days of the Shareholder Approval Deadline and $1,150,000 of which shall be payable within five business days after the 18-month anniversary of the closing of the Transaction, as set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement also provides for deferred consideration upon the occurrence of certain events. Under the Asset Purchase Agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as - converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the Transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as - converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act, or (y) the Seller or its affiliates sells any of such shares prior the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000.

The Asset Purchase Agreement contains representations and warranties, and covenants of the Company, Buyer and Seller, and indemnification rights of the parties after the closing of the Transaction that are customary for transactions of this type.

In connection with the Transaction, on February 20, 2026, the Company filed the Certificate of Designation of Series A-2 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware, which designated 5,000,000 shares of Series A-2 Preferred Stock.

Each share of Series A-2 Preferred Stock was issued with an initial liquidation value of $1.00 per share, subject to adjustments for stock splits, combinations and similar transactions. Upon the receipt of the Shareholder Approval, each share of Series A-2 Preferred Stock shall automatically convert into one share of Common Stock subject to adjustment for certain corporate events as set forth in the Certificate of Designation.

Each share of Series A-2 Preferred Stock is entitled to vote with the holders of the Common Stock, voting together as a single class, with respect to any matters presented to the stockholders of the Company. Each share of Series A-2 Preferred Stock is entitled to a number of votes equal to 3.86 shares of Common Stock (subject to standard adjustments for reverse and forward stock splits and similar transactions), provided such number of votes shall not exceed 19.99% of the outstanding number of Common Stock as provided in the Certificate of Designation. In connection with the Transaction, Seller agreed to vote its shares of Series A-2 Preferred Stock in favor of authorizing an increase to the number of authorized Common Stock of the Company.

The Series A-2 Preferred Stock ranks senior to all junior securities, including Common Stock, and ranks on parity with the Company’s Series A-1 Preferred Stock. The Series A-2 Preferred Stock will participate equally in any dividends declared to holders of Common Stock.

Repurchase Program

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase up to $5,000,000 of shares of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy.

As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under this program. Subsequent to December 31, 2025, the Company acquired an additional 2,066,073 common shares at a total cost of $0.8 million. Following these transactions, the Company has $2.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

ETH backed short-term promissory notes

The Company has entered into short-term promissory note arrangements with third-party lenders that are collateralized by the Company’s holdings of ETH. The borrowings are evidenced by promissory notes with a contractual term of 60 days and bear interest at a stated rate of 8.5% to 9.5% per annum.

Under the terms of the agreements, the Company pledges ETH as collateral to secure repayment of the notes. The arrangements require the Company to maintain specified loan-to-value (“LTV”) ratios based on the market value of ETH relative to the outstanding principal balance of the borrowings. The applicable collateralization thresholds are as follows: (a) Initial borrowing ratio of 150% - At inception, the Company must pledge ETH with a market value equal to at least 150% of the principal amount borrowed; (b) Margin call ratio of 130% - if the collateral value declines such that the collateral coverage falls below 130% of the outstanding loan balance, the lender will issue a margin call requiring the Company to pledge additional ETH or repay a portion of the borrowing; (c) Liquidation ratio of 120% - if the collateral coverage falls below 120% and the Company does not cure the deficiency within 24 hours, the lender may liquidate pledged ETH to satisfy the outstanding obligation; and (d) capital return ratio of 170% - if the collateral coverage exceeds 170%, the Company may request the return of excess pledged ETH, subject to lender approval and continued compliance with minimum collateralization requirements.

The Company continues to recognize the pledged ETH on its balance sheet, as the collateral arrangement does not constitute a transfer of control. The ETH collateral is subject to restrictions while pledged and cannot be freely transferred until the related borrowings are repaid or the lenders release the collateral.

The fair value of ETH collateral is subject to significant market volatility. Declines in the market price of ETH could result in margin calls requiring the Company to post additional collateral or repay a portion of the outstanding borrowings. If the Company were unable to meet such requirements, the lenders may liquidate pledged ETH to satisfy the Company’s obligations under the promissory notes.

As of December 31, 2025 the Company had $2 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 1,075 ETH with a fair value of $3.2 million, resulting in a collateral coverage ratio of approximately 159%.

In February and March 2026, the Company expanded its borrowings under ETH-backed promissory notes from $2 million to $9.5 million. The Company intends to extend the terms of the underlying borrowings until the price of ETH returns to levels that exceed the Company’s average cost per ETH.

Click Equity Purchase Agreement

On September 10, 2025, GameSquare, entered into an Equity Purchase Agreement (the “Click Purchase Agreement”) with Click, pursuant to which, among other things, GameSquare acquired all of the outstanding equity interests in Click, subject to the terms and conditions in the Click Purchase Agreement (the “Click Transaction”). The Click Transaction closed on September 11, 2025.

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

Discontinuation of Frankly Media

On September 10, 2025, the Board of Directors of GameSquare approved the discontinuance of operations of GameSquare’s programmatic advertising solutions provider, Frankly Media, effective September 15, 2025. GameSquare did not receive any consideration in connection with this action, which was undertaken solely for strategic and operational purposes.

Nasdaq bid price requirement

On September 10, 2025, GameSquare received a letter (the “Minimum Bid Price Notice”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying GameSquare that for the last 30 consecutive business days, the closing bid price for GameSquare’s common stock (the “Common Stock”) was below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”). The Minimum Bid Price Notice had no immediate effect on the listing of the Common Stock, and the Common Stock continues to trade on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), GameSquare was provided an initial compliance period of 180 calendar days, or until March 9, 2026, to regain compliance with the Nasdaq Minimum Bid Price Requirement, which requires that the closing bid price of the Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

On March 10, 2026, the Company received a second notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not yet regained compliance with the Nasdaq Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until September 7, 2026 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, Nasdaq’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Nasdaq Minimum Bid Price Requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. Nasdaq may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company chooses to implement a reverse stock split, it must complete the split no later than 10 business days prior to the expiration of the Second Compliance Period. If compliance cannot be demonstrated by September 7, 2026, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements.

The Company intends to continue to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Nasdaq Minimum Bid Price Requirement.

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

Newsweek Settlement

On August 25, 2025, GameSquare entered into a Settlement and Release Agreement (the “Settlement Agreement”) by and among the Company, its subsidiary, Frankly Media LLC (“Frankly Media”), and Newsweek Publishing LLC (“Newsweek”) to resolve certain claims and disputes between the Company and Frankly Media on the one hand, and Newsweek on the other, and litigation previously filed by Newsweek in the Supreme Court of the State of New York, County of New York, Commercial Division, captioned Newsweek Publishing LLC v. Frankly Media LLC, et al., Index No. 654834/2025 (the “Litigation”) related to their respective obligations under an advertising services agreement entered into on or about February 1, 2025 (“Advertising Agreement”).

The Settlement Agreement did not give rise to any new or incremental payment obligations beyond amounts previously owed under the Advertising Agreement. Rather, it memorialized and restructured the Company’s and Frankly Media’s existing payment obligations, which totaled $3,236,663.76 as of the settlement date. That amount is payable through an initial payment of $500,000 upon execution of the Settlement Agreement, followed by monthly installments of $250,000 through June 1, 2026, with the final payment adjusted to reflect the remaining outstanding balance. The Company and Frankly Media also agreed to remit to Newsweek any advertising revenues generated under the Advertising Agreement but not previously remitted as of June 30, 2025.

In addition, the Company agreed that, if it raises debt or equity financing, it will make supplemental payments of $500,000 for each $10 million of financing received, up to full satisfaction of the obligations under the Settlement Agreement. The Company has guaranteed the obligations of Frankly Media under the Settlement Agreement, and in the event of a breach or default, the entire remaining balance of the debt will become immediately due and payable.

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

Gigamoon CD Conversion

On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the senior secured convertible promissory note in the principal amount of $10 million (the “Gigamoon CD”) to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

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

In July 2025, the Company paid $2.1 million, principal and accrued interest, to pay the promissory note in full.

Yorkville CD conversion and settlement

On January 22, 2025, the Company announced that it extinguished its outstanding convertible note and standby equity purchase agreement with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare issued a zero-coupon, 60-day promissory note to Yorkville associated with a prepayment penalty of $0.8 million. In July 2025, the Company paid the balance due under the promissory note.

Gigamoon CD

On April 2, 2025, GameSquare and Gigamoon entered into an exchange agreement, effective April 1, 2025, pursuant to which, the parties agreed to accelerate the exercise date under the Gigamoon CD to April 1, 2025. As a result, on April 1, 2025, GameSquare transferred the 5,725,000 shares of Series A-1 Preferred Stock of Faze Media Inc. to Gigamoon.

Other Highlights

On March 10, 2025, the Company issued 1,094,891 common shares to pay an outstanding settlement due to the former CEO of Faze Clan for $1.5 million.

On April 1, 2025, the Company issued 87,946 common shares to Gigamoon as payment of accrued interest on the Gigamoon CD through the conversion date.

On December 31, 2025, GameSquare entered into a Separation Agreement with Lou Schwartz, pursuant to which Mr. Schwartz resigned from all positions with the Company, including as Chairman and member of the Board of Directors (the “Board”) and the President of the Company, effective as of December 31, 2025 (the “Termination Date”). Under the terms of the Separation Agreement, the Company will pay Schwartz & Associates, P.C., an entity affiliated and controlled by Mr. Schwartz, a total of $250,000, with $70,000 payable upon execution of the Separation Agreement and the remaining balance to be paid in six equal installments between January 15, 2026 and March 30, 2026. These payments are fixed and unconditional and will be reported as non-employee compensation on IRS Form 1099. In addition, the Company will accelerate and immediately vest 174,324 RSUs under outstanding equity awards held by Mr. Schwartz, with such RSUs deemed earned and issued as of the Termination Date, with no further service or contingency required. The Company will also issue, within ten business days following certain corporate actions, vested options to acquire 653,570 shares of the Company’s common stock, with a five-year exercise period and subject to the terms of the Company’s Amended and Restated 2024 Stock Incentive Plan. The Company will pay the full cost of COBRA premiums necessary to continue Mr. Schwartz’s current health coverage for up to nine months following the Termination Date or until he becomes covered under another group health plan. The Company has also agreed to indemnify Mr. Schwartz to the fullest extent permitted by Delaware law for claims arising out of his service as an officer or director, including advancement of legal fees and expenses in connection with currently pending shareholder litigation. In connection with the Separation Agreement, Mr. Schwartz will enter into an Advisor Agreement with the Company, effective January 1, 2026, under which he will provide business advisory services through July 31, 2026.

On January 16, 2026, the Board of the Company appointed the Company’s current Chairman and Chief Executive Officer, Justin Kenna, as President of the Company, effective immediately. In connection with Mr. Kenna’s appointment as President, the Company and Mr. Kenna entered into an amended and restated employment agreement, effective January 1, 2026 (the “Employment Agreement”), which supersedes Mr. Kenna’s prior employment agreement with the Company, dated July 7, 2023. The Employment Agreement provides that Mr. Kenna will serve as Chief Executive Officer and President, reporting to the Board, for a term of three years beginning January 1, 2026, with automatic one-year renewals unless either party provides at least 120 days’ written notice of non-renewal prior to the expiration of the then-current term. Mr. Kenna will receive an initial annual base salary of $660,000, with automatic annual increases of 3.5% effective as of the second and third anniversary of the effective date of the Employment Agreement, unless the Board provides timely notice to the contrary. He is also eligible to participate in the Company’s annual bonus plan, with a target bonus opportunity of up to $400,000 per year, based on the achievement of performance metrics established by the Board. In addition, Mr. Kenna will receive a one-time grant of 500,000 RSUs under the Company’s 2024 Stock Incentive Plan (the “Plan”), which will vest immediately upon issuance. For each full year of service, Mr. Kenna will also receive an annual grant of 500,000 RSUs and an option to purchase up to 500,000 shares of the Company’s common stock, each subject to vesting schedules as set forth in the Employment Agreement and made pursuant to the Plan, which the Company intends to grant on or about the applicable anniversary of the effective date of the Employment Agreement. The Employment Agreement entitles Mr. Kenna to participate in the Company’s benefit plans, including health, dental, vision, life, and disability insurance, as well as certain ancillary benefits such as an auto allowance, reimbursement for mobile phone use, and club memberships. In the event Mr. Kenna’s employment is terminated by the Company without cause, and subject to his execution of a customary release and other applicable terms, Mr. Kenna will be entitled to: (A) payment of all accrued but unpaid wages through the termination date; (B) separation pay equal to twelve months of his then-current salary, paid over twelve months in accordance with the Company’s regular payroll practices; (C) reimbursement for COBRA premiums necessary to continue family coverage under the Company’s group health plan for up to twelve months, provided he is eligible and elects such coverage, and subject to COBRA’s maximum payment limits; and (D) pro rata vesting of all outstanding equity awards through the end of the twelve-month severance period, with any performance-based awards prorated for active employment and paid in accordance with the terms of the applicable performance plan and actual performance results. The Employment Agreement also contains customary confidentiality, non-competition, and non-solicitation provisions.

On February 2, 2026, the Company appointed Amaree Tanawong as Chief Operating Officer of the Company. In connection with Ms. Tanawong’s appointment as Chief Operating Officer, the Company and Ms. Tanawong entered into an employment agreement, dated February 2, 2026. Ms. Tanawong’s Employment Agreement has no specific term and constitutes at-will employment. Ms. Tanawong will receive an initial annual base salary of $350,000. She is also eligible to participate in the Company’s annual bonus plan, with a target minimum bonus amount of $35,000 for her first year of employment, increasing to an amount equal to up to 50% of her annual salary in subsequent years, in each case, based on the achievement of performance metrics established by the Company’s Board of Directors. In addition, Ms. Tanawong will receive a one-time grant of 50,000 RSUs under the Company’s Plan, which will vest 30 days following the date of grant. Ms. Tanawong will also receive (i) options to purchase up to 470,570 shares of the Company’s common stock (the “Options”) and (ii) 209,188 restricted stock units (the “LTIP RSUs”). The Options and LTIP RSUs will vest in four equal installments on each of the six-month, 12-month, 18-month and 24-month anniversaries of the grant date, subject to Ms. Tanawong’s continued employment on such dates. The Employment Agreement also entitles Ms. Tanawong to participate in the Company’s benefit plans, including health, dental, vision, life, and disability insurance. In the event Ms. Tanawong’s employment is terminated by the Company without cause, and subject to her execution of a customary release and other applicable terms, Ms. Tanawong will be entitled to separation pay equal to three months of her then-current salary, provided that if such termination subsequent to the one-year anniversary of the date of the Employment Agreement then such amount will be increased by an additional month of her the-current salary for each additional year of service to the Company, subject to a maximum amount of six months of her then-current salary.

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

As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under its share repurchase program. On December 5, 2025, the Company cancelled 1,953,730 of its common shares in treasury, resulting in a reduction to treasury stock at cost and a reduction of additional paid-in capital of $1.2 million. As of December 31, 2025, the Company held 1,038,787 common shares as treasury stock, with a total cost of $0.6 million.

During the year ended December 31, 2025, the Company issued 1,800,687 common shares from the exercise of RSUs under its equity incentive plan.

Results of Operations:

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024. FaZe Media and Frankly are now reported in discontinued operations. Historical results of operations of FaZe Media and Frankly are netted in discontinued operations within the below figures.

	Year ended December 31,
	2025	2024	Variance
Revenue	$44,999,302	$27,543,856	$17,455,446
Cost of revenue	25,483,725	18,089,950	7,393,775
Gross profit	19,515,577	9,453,906	10,061,671
Operating expenses:
General and administrative	19,617,981	16,349,369	3,268,612
Selling and marketing	5,573,321	5,304,119	269,202
Research and development	2,049,943	1,889,624	160,319
Depreciation and amortization	1,122,459	1,367,023	(244,564)
Contract exit costs	1,393,086	19,848	1,373,238
Impairment expense	12,103,653	12,548,476	(444,823)
Other operating expenses	2,890,420	6,348,728	(3,458,308)
Total operating expenses	44,750,863	43,827,187	923,676
Loss from continuing operations	(25,235,286)	(34,373,281)	9,137,995
Other income (expense), net:
Interest income (expense)	586,152	156,986	429,166
Loss on debt extinguishment	-	(1,032,070)	1,032,070
Change in fair value of convertible debt carried at fair value	289,883	559,212	(269,329)
Change in fair value of investment	(1,949,909)	(473,563)	(1,476,346)
Change in fair value of warrant liability	7,447,356	84,449	7,362,907
Arbitration settlement reserve	106,333	229,250	(122,917)
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(12,263,719)	-	(12,263,719)
Other income (expense), net	1,052,589	62,038	990,551
Total other income (expense), net	(4,731,315)	(413,698)	(4,317,617)
Loss from continuing operations before income taxes	(29,966,601)	(34,786,979)	4,820,378
Income tax expense	(63,721)	-	(63,721)
Net income (loss) from continuing operations	(30,030,322)	(34,786,979)	4,756,657
Net income (loss) from discontinued operations	(12,088,293)	(19,521,641)	7,433,348
Net loss	(42,118,615)	(54,308,620)	12,190,005
Net loss attributable to non-controlling interest	2,018,132	5,557,713	(3,539,581)
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(40,100,483)	$(48,750,907)	$8,650,424

Revenue

The following table disaggregates revenue by revenue stream and geographic region for the years ended December 31, 2025, and 2024. FaZe Media and Frankly are now reported in discontinued operations, and therefore not included in the below figures.

	Year ended December 31, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$12,779,530	$-	$-	$12,779,530
Agency	1,356,524	16,037,141	5,439,669	3,665,582	26,498,916
SaaS and managed services	-	1,510,249	3,069,862	-	4,580,111
Yield	-	1,140,745	-	-	1,140,745
Total Revenue	1,356,524	31,467,665	8,509,531	3,665,582	44,999,302
Cost of sales
Owned and Operated IP	-	8,160,020	-	-	8,160,020
Agency	987,233	9,146,455	3,625,804	2,713,931	16,473,423
SaaS and managed services	-	455,187	395,095	-	850,282
Yield	-	-	-	-	-
Total Cost of sales	987,233	17,761,662	4,020,899	2,713,931	25,483,725
Gross profit
Owned and Operated IP	-	4,619,510	-	-	4,619,510
Agency	369,291	6,890,686	1,813,865	951,651	10,025,493
SaaS and managed services	-	1,055,062	2,674,767	-	3,729,829
Yield	-	1,140,745	-	-	1,140,745
Total Gross profit	$369,291	$13,706,003	$4,488,632	$951,651	$19,515,577

	Year ended December 31, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$10,260,462	$-	$-	$10,260,462
Agency	1,342,578	10,747,244	-	-	12,089,822
SaaS and managed services	-	2,101,130	3,092,442	-	5,193,572
Yield	-	-	-	-	-
Total Revenue	1,342,578	23,108,836	3,092,442	-	27,543,856
Cost of sales
Owned and Operated IP	-	8,246,931	-	-	8,246,931
Agency	1,052,436	7,848,758	-	-	8,901,194
SaaS and managed services	-	566,282	375,543	-	941,825
Yield	-	-	-	-	-
Total Cost of sales	1,052,436	16,661,971	375,543	-	18,089,950
Gross profit
Owned and Operated IP	-	2,013,531	-	-	2,013,531
Agency	290,142	2,898,486	-	-	3,188,628
SaaS and managed services	-	1,534,848	2,716,899	-	4,251,747
Yield	-	-	-	-	-
Total Gross profit	$290,142	$6,446,865	$2,716,899	$-	$9,453,906

Revenues for the year ended December 31, 2025, were $45.0 million, in comparison to $27.5 million for the year ended December 31, 2024. The increase was primarily related to increases in our Agency segment driven by our acquisition of Click, launch of creator deployment offering and large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury. Lastly, there was yield income from our digital asset treasury (“DAT”) beginning August 2025 that contributed to the increase.

Owned and operated IP Revenue

Owned and operated IP revenue for the year ended December 31, 2025, was $12.8 million, in comparison to $10.3 million for the year ended December 31, 2024. The increase was primarily related to the acquisition of FaZe on March 7, 2024 and FaZe Esports not being included for a full year in the prior year.

Agency Revenue

Agency revenue for the year ended December 31, 2025, was $26.5 million, in comparison to $12.1 million for the year ended December 31, 2024. The increase was primarily due to the $5.4 million from the launch of creator deployment offering in the U.S., $3.7 million from the acquisition of Click on September 11, 2025, and $5.3 million from organic growth within our full service creative marketing agency partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

SaaS and managed services

SaaS and management services revenue for the year ended December 31, 2025, was $4.6 million, in comparison to $5.2 million for the year ended December 31, 2024. The reduction in SaaS and management services revenue was primarily driven by the reduction in revenues from our Sideqik platform.

Yield

DAT yield revenue for the year ended December 31, 2025, was $1.1 million, in comparison to $0 for the year ended December 31, 2024. The Company launched its DAT in August 2025.

Update on 2H 2025 Guidance

The Company had previously announced in a press release, subsequent to the closing of the acquisition of Click, pro-forma (including full periods of Click) 2H 2025 revenue guidance of $36.8 million and Adjusted EBITDA profit of $2.9 million. Pro-forma revenue and Adjusted EBITDA profit for 2H 2025 amounted to $33.9 million and $1.5 million, respectively. This does not include any pro-forma for the 2H 2025 results of TubeBuddy acquired on February 20, 2026. All proforma numbers are unaudited. Refer below for definition of Adjusted EBITDA.

Cost of Sales

Cost of revenue for the year ended December 31, 2025, was $25.5 million, in comparison to $18.1 million for the year ended December 31, 2024. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the year ended December 31, 2025, was $19.6 million, in comparison to $16.3 million for the year ended December 31, 2024. The increase was partially due to $0.8 million increase in stock based compensation expense from new RSU grants to employees and a warrant grant to a service provider, in addition to the operations of Click that contributed 3 months and 19 days of operating results post close in the current year.

Selling and marketing

Selling and marketing expenses for the year ended December 31, 2025, was $5.6 million, in comparison to $5.3 million for the year ended December 31, 2024. The variance between the years was not significant.

Research and development

Research and development expenses for the year ended December 31, 2025, was $2.0 million, in comparison to $1.9 million for the year ended December 31, 2024. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2025, was $1.1 million, in comparison to $1.4 million for the year ended December 31, 2024. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization as compared to the prior year.

Contract exit costs

Contract exit costs charges for the year ended December 31, 2025, were $1.4 million, in comparison to $20 thousand for the year ended December 31, 2024. The increase related to continued efforts made by the Company to reduce operating expenses during the second half of 2024 and 2025, primarily through reductions in headcount, technology expenses and other overhead. Further, as of December 31, 2025, the Company entered into a severance agreement with its former President and Chairman of the Board, Lou Schwartz. In connection with this severance agreement, the Company recognized $0.6 million of contract exit costs. Further, much of the contract exit costs reported in the prior year was related to FaZe Media, for which results including contract exit costs, are now reflected in net income (loss) from discontinued operations.

Impairment expense

Impairment expense was $12.1 million for the year ended December 31, 2025, in comparison to $12.5 million for the year ended December 31, 2024. The Company concluded goodwill related to Stream Hatchet and Sideqik reporting units were impaired as of December 31, 2024 and recorded an impairment charge of $7.4 million for the year ended December 31, 2024. In addition, during the year ended December 31, 2024, the Company recorded an impairment of intangible assets acquired on the acquisition of Engine (Stream Hatchet and Sideqik reporting units) of $4.0 million. Subsequent to December 31, 2025, the Company sold all eight of its CryptoPunk assets for total consideration of $1.9 million. As a result, during the year ended December 31, 2025, the Company recognized impairment expense of $3.7 million on indefinite-lived intangible assets, an $8.1 million reserve on the Complexity promissory note receivable and a $0.3 million impairment on Faze Esports talent network intangible assets, due to the departure of a player in 2025 that was acquired earlier in 2025 for $0.3 million..

Other operating expenses

Other operating expenses for the year ended December 31, 2025, was $2.9 million, in comparison to $6.3 million for the year ended December 31, 2024. Other operating expenses consisted primarily of transaction related expenses. The Company incurred transaction costs in the 2025 year connected to the disposal of Faze Media Inc. on April 1, 2025 and acquisition of Click on September 11, 2025, in addition to a couple of M&A opportunities that were pursued during the current year but ultimately did not sign. The 2024 year primarily included transaction costs associated with the acquisition of FaZe, the disposal of Complexity, the Faze Media Inc. asset contribution, and the Franky Media asset disposal.

Other income and expenses

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2025, was $0.6 million, in comparison to $0.2 million for the year ended December 31, 2024. The increase was due to interest income on the promissory notes from the disposal of Complexity on March 1, 2024. The 2024 period only had ten months of interest income on the Complexity promissory note. In addition, the Company’s average interest bearing debt balance has significantly declined between the two years.

Loss on debt extinguishment

Loss on extinguishment of debt for the year ended December 31, 2025, was $0, in comparison to $1.0 million for the year ended December 31, 2024. The Company recognized a day one loss on issuance of debt of $1.4 million on July 8, 2024 in connection with the issuance of the Yorkville CD. The loss is presented net of the $0.3 million gain on extinguishment of the King Street CD which was paid down in full on July 10, 2024.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the year ended December 31, 2025, was $0.3 million, in comparison to $0.6 million for the year ended December 31, 2024. The variance between the years was not significant.

Change in fair value of investment

Change in fair value of investment income (expense) for the year December 31, 2025 was $(1.9) million, in comparison to $(0.5) million loss for the year ended December 31, 2024. Subsequent to December 31, 2025, the Company entered into a share purchase agreement with One Up, wherein One Up acquired the Company’s interest in One Up for $250 thousand. Accordingly, the Company recognized an impairment loss of $1.9 million during the year ended December 31, 2025, which is included in change in fair value of investment in the accompanying consolidated statement of operations and comprehensive loss.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the year December 31, 2025, was $7.4 million, in comparison to $84 thousand for the year December 31, 2024. After completion of the July 18, 2025 registered offering, the Company no longer had sufficient unissued authorized common shares available to cover all outstanding USD denominated warrants. These warrants were previously equity classified, but were reclassified to warrant liability on July 18, 2025 due to reasons noted above. The large change in warrant liability income in the 2025 year was due to change in fair value of these warrants from July 18, 2025 to December 31, 2025, driven by the decline in the Company’s common share price during that period.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the year December 31, 2025, was $106 thousand, in comparison to $229 thousand for the year December 31, 2024. The variance between the years was not significant.

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund for the year December 31, 2025, was $(12.2) million, in comparison to $0 for the year December 31, 2024. The increase in expense was due to the launch of our digital asset treasury in July 2025. The line item is comprised of realized and change in unrealized gains (loss) on all of our crypto holdings, including our investment in ETH fund. The loss is primarily driven by the change in unrealized loss of $8.0 million from our investment in ETH fund and change in unrealized loss on digital assets of $4.6 million.

Other income (expense), net

Other income (expense), net for the year December 31, 2025, was $1.1 million, in comparison to $62 thousand for the year December 31, 2024. The increase in income was due to $0.8 million gain on shares issued for AP settlement with a former executive of Faze Clan.

Income tax expense

Income tax expense for the year ended December 31, 2025, was $64 thousand, in comparison to $0 for the year ended December 31, 2024. The variance between the years was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the year ended December 31, 2025, was $(12.1) million, in comparison to $(19.5) million for the year ended December 31, 2024. The historical results of Frankly, FaZe Media and Complexity are included in discontinued operations. Significant expenses included in the 2025 year related to $8.5 million impairment expense at Frankly for impairment of remaining goodwill and intangible asset value as of the disposal date and impairment expense at Frankly of $2.1 million for full write down of the UNIV and XPR promissory notes receivable in connection with the Frankly Media asset sale on May 31, 2024.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests for the year ended December 31, 2025 was $2.0 million, in comparison to a $5.6 million for the year ended December 31, 2024. The add back of loss (income to GameSquare shareholders) represents non-controlling interests share of the net loss of FaZe Media. FaZe Media was disposed of on April 1, 2025.

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

Adjusted EBITDA

We believe Adjusted EBITDA is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of our underlying business performance and other one-time or non-recurring expenses. We define “Adjusted EBITDA” as EBITDA adjusted to exclude extraordinary items, non-recurring items and other non-cash items, including, but not limited to (i) share based compensation expense, (ii) transaction costs related to merger and acquisition activities, (iii) arbitration settlement reserves and other non-recurring legal settlement expenses, (iv) contract exit costs, primarily comprised of employee severance resulting from integration of acquired businesses, (v) impairment of goodwill and intangible assets, (vi) impairment of promissory notes receivable, (vii) gains and losses on extinguishment of debt, (viii) change in fair value of assets and liabilities adjusted to fair value on a quarterly basis, (ix) gains and losses from discontinued operations, and (x) Net income (loss) attributable to non-controlling interest.

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024
Net loss	$(31,118,090)	$(29,580,116)	$(42,118,615)	$(54,308,620)
Interest (income) expense, net	(276,419)	(174,058)	(586,152)	(156,986)
Income tax expense	63,721	-	63,721	-
Amortization and depreciation	394,670	342,019	1,122,459	1,367,023
Share-based payments	975,116	850,762	2,881,450	2,139,246
Realized and change in unrealized (gain) loss on digital assets and investment in ETH fund	20,323,868	-	12,263,719	-
Transaction costs	502,597	2,931,041	2,890,420	6,348,728
Arbitration settlement reserve	(71,050)	22,958	(106,333)	(229,250)
Contract exit costs	2,207,463	(310,319)	1,393,086	19,848
Gain on shares issued for AP settlement	(817,883)	-	(817,883)	-
Loss on extinguishment of debt	-	-	-	1,032,070
Change in fair value of investment	1,949,909	473,563	1,949,909	473,563
Change in fair value of warrant liability	(7,440,081)	(5,067)	(7,447,356)	(84,449)
Change in fair value of convertible debt carried at fair value	-	(201,390)	(289,883)	(559,212)
Loss (gain) on disposition of subsidiary	-	-	(2,721,953)	(3,009,891)
Impairment expense	12,103,653	12,548,476	12,103,653	12,548,476
Loss from discontinued operations	2,933,696	10,051,836	14,810,246	22,531,532
Adjusted EBITDA	$1,731,170	$(3,050,295)	$(4,609,512)	$(11,887,922)

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

As of December 31, 2025, we had a working capital deficit of $18.7 million, compared to $18.3 million as of December 31, 2024. We have not yet realized profitable operations (net income) and have incurred significant losses to date resulting in a cumulative deficit of $162.3 million as of December 31, 2025 and $122.2 million as of December 31, 2024. The Company has an additional $41.4 million of ETH value held within our investment in ETH fund, which can redeemed and subsequently sold at our election (subject to the ETH fund’s redemption provisions).

We do not have any current plans to raise additional funds, given the Company has a significant digital asset treasury. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of December 31, 2025, our principal sources of liquidity were our cash, accounts receivable and digital assets in the amount of $4.6 million, $8.7 million and $6.0 million, respectively. The Company has an additional $41.4 million of ETH value held within our investment in ETH fund, which can be redeemed and subsequently sold at our election (subject to the ETH fund’s redemption provisions).

As discussed in recent developments above, in July 2025, we raised gross proceeds of $84.5 million over two offerings. We raised $9.2 million on July 9, 2025 through a registered equity offering of our common shares and $75.3 million on July 18, 2025 through a registered equity offering of our common shares.

Operating Activities

Net cash used in operating activities was $18.4 million during the year ended December 31, 2025, compared with $30.6 million used in operating activities in the comparative prior year. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $60.3 million for the year ended December 31, 2025 primarily due to $57.5 million of digital asset purchases and $4.6 being used in the acquisition of Click.

Net cash provided by investing activities was $2.7 million for the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was $72.7 million for the year ended December 31, 2025, which was primarily due to $77.9 million raised from the July 2025 registered offerings, net of issuance costs, as discussed in the recent developments section.

Net cash provided by financing activities was $38.0 million for the year ended December 31, 2024, which was primarily due to PIPE Financing on March 7, 2024 of $10 million, cash investments by non-controlling interests of Faze Media, Inc. of $20.5 million and net cash inflows from issuances (less repayments) of convertible debt of $8.5 million.

Commitments and Contingencies

Management commitments

The Company is party to certain management contracts. These contracts require payments of approximately $0.7 million to be made upon the occurrence of a change in control and termination without cause to certain officers of the Company. The Company is also committed to payments upon termination without cause of approximately $0.7 million pursuant to the terms of these contracts. Since a triggering event has not taken place, these amounts have not been recorded in these consolidated financial statements.

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

Share Repurchase Program

As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under this program. Subsequent to December 31, 2025, the Company acquired an additional 2,066,073 common shares at a total cost of $0.8 million. Following these transactions, the Company has $2.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

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

Digital talent agency revenues

The Company operates a digital talent and influencer marketing agency that connects brands with digital creators and talent for marketing campaigns, content production, promotional events, and related services. Contracts with customers generally specify the scope of services, campaign deliverables, and associated fees.

The Company’s performance obligations typically consist of arranging for and managing the delivery of digital marketing services performed by talent on behalf of brand customers. Deliverables may include, among other things:

●	Sponsored social media content
●	Digital marketing campaigns
●	Brand endorsements and promotions
●	Live or virtual promotional events
●	Content creation and distribution

Revenue is generally recognized at a point in time when the contracted deliverable or event has been completed and the customer obtains the benefit of the service. For social media or digital content campaigns, this typically occurs when the agreed-upon content is posted or otherwise delivered in accordance with the contractual requirements. For live or virtual promotional events, revenue is recognized when the event has occurred.

Digital marketing agency revenues

The Company operates an end-to-end digital marketing agency focused on connecting brands with gaming and youth audiences through digital content, influencer partnerships, and targeted marketing campaigns. The Company provides a comprehensive suite of services that may include:

●	Development of marketing strategies and audience engagement plans
●	Campaign concept design and creative development
●	Identification and contracting of digital talent and influencers
●	Production of digital content and marketing materials
●	Coordination and management of promotional campaigns
●	Distribution of marketing content across social media and digital platforms

These services are typically delivered as integrated marketing campaigns designed to achieve specified marketing objectives for the Company’s brand clients.

Customer contracts generally define the scope of a marketing campaign and the associated deliverables. In most arrangements, the Company provides a bundle of integrated services that are highly interdependent and are combined into a single performance obligation, representing the delivery of an integrated marketing product or service.

The services provided by the Company—including strategy development, campaign design, talent engagement, content production, and campaign distribution—are not separately identifiable within the context of the contract and together represent a single combined output to the customer.

The Company recognizes revenue over time as services are performed because the marketing deliverables created under the Company’s contracts are customized for a specific customer and generally have no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.

Progress toward completion of the performance obligation is measured using an input method, generally based on time incurred relative to total estimated time required to complete the service. This method is considered to faithfully depict the Company’s performance in transferring control of the integrated marketing services to the customer.

Software-as-a-service

The Company enters into license agreements with customers for its gaming and e-sports data platform (Stream Hatchet) and an influencer marketing platform (SideQik). These license agreements, generally non-cancellable, without paying a termination penalty, and multiyear, provide the customer with the right to use the Company’s application solely on a Company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support.

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

Digital assets

Crypto assets within the scope of ASC 350-60 are measured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Fair value is determined using Level 1 inputs from principal market cryptocurrency exchanges or widely recognized pricing indices. These assets are presented separately on the consolidated balance sheets. Upon sale or transfer, crypto assets are derecognized at fair value. The Company applies an average cost methodology to assign costs for purposes of determining digital assets held and realized gains and losses.

Digital assets outside the scope of ASC 350-60, such as NFTs, are accounted for as indefinite-lived intangible assets under ASC 350-30.

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

Foreign currency risk

Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations of financial instruments related to cash, accounts receivables and accounts payable denominated in Euros, UK pound sterling and Australian dollars, as well as debt denominated in Canadian dollars.

Digital asset risk

Risk in the fair value of our Ethereum and other digital assets. We are exposed to fair value risk with respect to our ETH and other digital asset holdings.

Item 8. Financial Statements and Supplementary Data

GameSquare Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GameSquare Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GameSquare Holdings, Inc. (the “Company” or “GSQ”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and current liabilities exceed current assets (or had a working capital deficiency of $24.7 million) that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

Description of the Matter

As described in Note 2(e) to the consolidated financial statements, the Company’s revenue includes brand sponsorships, content creation and monetization, league participation, talent representation, influencer promotions, software-as-a-service and advertising. For all contracts, management identifies the performance obligations at contract inception by evaluating whether the promised services are distinct. Performance obligations within the majority of the Company’s contracts comprise a series of distinct services that are recognized over time and are treated as a single performance obligation or at a point in time and are treated as a single performance obligation, as applicable. Contracts with the Company’s customers primarily utilize a usage-based structure, where cost per thousand impressions (CPM) pricing is consistent over the contract term. Contracts with the Company’s customers may also utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing or flat fees. During the year ended December 31, 2025, the Company recognized revenue of $45 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, but were not limited to:

■	Obtaining an understanding of internal controls over the Company’s process relating to revenue recognition.
■	Testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, cash receipts, and recalculating the revenue recognized based on the terms of the customer contract and impressions data.
■	Confirming a sample of outstanding customer balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, and subsequent cash receipts.

Investment in ETH Fund and Digital Assets

Description of the Matter

As described in Note 6 – Investment in ETH fund to the consolidated financial statements, the Company has invested in an ETH-based investment fund through contributions of Ethereum (“ETH”). The Company contributed digital assets to the fund and received an investment interest, with subsequent redemption rights. The investment in the ETH fund reflects exposure to underlying ETH assets managed by a third party fund administrator.

Critical Audit Matters (continued)

Investment in ETH Fund and Digital Assets (continued)

Description of the Matter (continued)

The principal considerations for our determination that performing procedures relating to the investment in the ETH fund is a critical audit matter are (i) the audit effort required to evaluate information obtained from third-party fund managers, including assessing the reliability of such information, (ii) the procedures required to test transactions involving contributions and redemptions of digital assets into the fund, and (iii) the evaluation of the presentation and disclosure of the investment in the consolidated financial statements.

As described in Note 5 – Digital assets to the consolidated financial statements, the Company holds digital assets directly, including Ethereum (“ETH”), Animecoin (“ANIME”), and REKT. These digital assets are measured at fair value primarily based on observable market prices with changes in fair value recognized in earnings.

The principal considerations for our determination that performing procedures relating to digital assets is a critical audit matter are (i) the extent of procedures required to test the completeness and accuracy of digital asset transactions, including non-routine transactions, and (ii) the risks related to existence and ownership of digital assets, including reliance on blockchain records and third-party custodians.

How the Critical Audit Matter Was Addressed in the Audit

■	Obtaining an understanding of internal controls over the Company’s evaluation and accounting for digital asset–related arrangements and investment in ETH fund.
■	Evaluating agreements with third parties, including investment managers, custodians, and counterparties, to assess the nature of the Company’s rights and obligations.
■	Testing the fair value of fund investment by comparing management’s recorded values to independently sourced market data and fund-provided information.
■	Assessing management’s conclusions regarding the classification and measurement of these arrangements in accordance with applicable accounting guidance.
■	Evaluating the adequacy of disclosures for consistency with applicable accounting standards.

We have served as the Company’s auditor since 2020.

Markham, Ontario, Canada

April 8, 2026

GameSquare Holdings, Inc.

Consolidated Balance Sheets

	December 31 2025	December 31, 2024
Assets
Cash	$4,604,781	$12,094,950
Restricted cash	1,769,552	1,054,030
Accounts receivable, net	8,733,159	21,330,847
Digital assets	5,987,720	-
Government remittances	343,488	119,721
Promissory note receivable, current	-	379,405
Prepaid expenses and other current assets	771,902	1,493,619
Total current assets	22,210,602	36,472,572
Investments	383,503	2,199,909
Investment in ETH fund	41,374,063	-
Promissory note receivable, non-current	549,000	9,212,785
Property and equipment, net	114,054	303,950
Goodwill	5,912,230	12,704,979
Intangible assets, definite lived, net	5,414,452	15,265,736
Intangible assets, indefinite lived	1,945,962	-
Right-of-use assets	1,398,515	2,570,516
Total assets	$79,302,381	$78,730,447
Liabilities and Shareholders’ Equity
Accounts payable	$21,929,984	$27,349,372
Accrued expenses and other current liabilities	6,788,876	13,694,179
Players liability account	47,535	47,535
Deferred revenue	3,952,295	2,726,121
Current portion of operating lease liability	441,485	748,916
Line of credit	-	3,501,457
Promissory notes payable, current	2,000,000	-
Convertible debt carried at fair value, current	-	6,481,704
Warrant liability	1,626,832	14,314
Deferred purchase consideration	3,996,548	-
Arbitration reserve	93,041	199,374
Total current liabilities	40,876,596	54,762,972
Convertible debt carried at fair value, non-current	-	9,908,784
Contingent purchase consideration, non-current	807,000	-
Deferred tax liability	810,704	-
Operating lease liability	1,154,341	2,054,443
Total liabilities	43,648,641	66,726,199
Commitments and contingencies (Note 20)
Preferred stock ($0.0001 par value, 50,000,000 authorized, 3,433 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	3,924,296	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 98,066,751 and 32,635,995 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	9,807	3,264
Additional paid-in capital	195,158,882	119,438,370
Treasury stock	(580,715)	-
Accumulated other comprehensive loss	(586,991)	(208,617)
Non-controlling interest	-	14,942,287
Accumulated deficit	(162,271,539)	(122,171,056)
Total shareholders’ equity	35,653,740	12,004,248
Total liabilities and shareholders’ equity	$79,302,381	$78,730,447

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2025	2024
Revenue	$44,999,302	$27,543,856
Cost of revenue	25,483,725	18,089,950
Gross profit	19,515,577	9,453,906
Operating expenses:
General and administrative	19,617,981	16,349,369
Selling and marketing	5,573,321	5,304,119
Research and development	2,049,943	1,889,624
Depreciation and amortization	1,122,459	1,367,023
Contract exit costs	1,393,086	19,848
Impairment expense	12,103,653	12,548,476
Other operating expenses	2,890,420	6,348,728
Total operating expenses	44,750,863	43,827,187
Loss from continuing operations	(25,235,286)	(34,373,281)
Other income (expense), net:
Interest income (expense)	586,152	156,986
Loss on debt extinguishment	-	(1,032,070)
Change in fair value of convertible debt carried at fair value	289,883	559,212
Change in fair value of investment	(1,949,909)	(473,563)
Change in fair value of warrant liability	7,447,356	84,449
Arbitration settlement reserve	106,333	229,250
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(12,263,719)	-
Other income (expense), net	1,052,589	62,038
Total other income (expense), net	(4,731,315)	(413,698)
Loss from continuing operations before income taxes	(29,966,601)	(34,786,979)
Income tax expense	(63,721)	-
Net income (loss) from continuing operations	(30,030,322)	(34,786,979)
Net income (loss) from discontinued operations	(12,088,293)	(19,521,641)
Net loss	(42,118,615)	(54,308,620)
Net loss attributable to non-controlling interest	2,018,132	5,557,713
Net loss attributable to attributable to GameSquare Holdings, Inc.	$(40,100,483)	$(48,750,907)

Comprehensive loss, net of tax:
Net loss	$(42,118,615)	$(54,308,620)
Change in foreign currency translation adjustment	(378,374)	(76,536)
Comprehensive loss	(42,496,989)	(54,385,156)
Comprehensive loss attributable to non-controlling interest	2,018,132	5,557,713
Comprehensive loss	$(40,478,857)	$(48,827,443)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.46)	$(1.25)
From discontinued operations	(0.15)	(0.50)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.61)	$(1.75)
Weighted average common shares outstanding - basic and diluted	65,716,286	27,897,987

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Preferred stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	Shares	Amount	capital	stock	(loss) income	deficit	interest	equity
Balance, January 1, 2024	12,989,128	$1,299	-	$-	$91,913,870	$-	$(132,081)	$(73,420,149)	$-	$18,362,939
Acquisition of Faze Clan	10,132,884	1,013	-	-	14,585,987	-	-	-	-	14,587,000
Private placements, net of issuance costs	7,194,244	719	-	-	9,864,339	-	-	-	-	9,865,058
Conversion of convertible debt	915,941	92	-	-	645,069	-	-	-	-	645,161
Shares issued to settle outstanding amounts payable	315,666	32	-	-	269,968	-	-	-	-	270,000
Restricted share units exercised	1,088,132	109	-	-	19,891	-	-	-	-	20,000
Minority interest in Faze Media, Inc.	-	-	-	-	-	-	-	-	20,500,000	20,500,000
Share-based compensation - options and RSUs	-	-	-	-	2,139,246	-	-	-	-	2,139,246
Other comprehensive loss	-	-	-	-	-	-	(76,536)	-	-	(76,536)
Net loss	-	-	-	-	-	-	-	(48,750,907)	(5,557,713)	(54,308,620)
Balance, December 31, 2024	32,635,995	$3,264	-	$-	$119,438,370	$-	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Disposal of Faze Media Inc.	-	-	-	-	-	-	-	-	(12,924,155)	(12,924,155)
Registered offerings, net of issuance costs	59,850,878	5,985	-	-	77,846,722	-	-	-	-	77,852,707
Issuance of Preferred	-	-	3,433	3,924,296	-	-	-	-	-	3,924,296
Conversion of convertible debt	5,032,233	503	-	-	3,991,735	-	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,547,086	155	-	-	1,260,171	-	-	-	-	1,260,326
Restricted share units exercised	1,800,687	180	-	-	(180)	-	-	-	-	-
Share-based compensation - options and RSUs	-	-	-	-	2,551,754	-	-	-	-	2,551,754
Warrants issued for services	-	-	-	-	329,696	-	-	-	-	329,696
Reclass equity classifed warrants to warrant liability	-	-	-	-	(9,059,762)	-	-	-	-	(9,059,762)
Cancellation of common shares	(846,398)	(85)	-	-	85	-	-	-	-	-
Treasury stock	-	-	-	-	-	(1,780,619)	-	-	-	(1,780,619)
Cancellation of treasury stock	(1,953,730)	(195)	-	-	(1,199,709)	1,199,904	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	(378,374)	-	-	(378,374)
Net loss	-	-	-	-	-	-	-	(40,100,483)	(2,018,132)	(42,118,615)
Balance, December 31, 2025	98,066,751	$9,807	3,433	$3,924,296	$195,158,882	$(580,715)	$(586,991)	$(162,271,539)	$-	$35,653,740

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(42,118,615)	$(54,308,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,554,600	3,463,898
Amortization of operating lease right-of-use assets	476,464	520,963
Gain on disposition of subsidiary	(2,721,953)	(3,009,891)
Loss on disposition of assets	-	8,264,980
Loss on extinguishment of debt	-	1,032,070
Deferred income taxes	(44,296)	-
Unrealized (gain) loss on investment in ETH fund	7,966,924	-
Realized (gain) loss on investment in ETH fund	(247,892)	-
Unrealized (gain) loss on digital assets	4,593,902	-
Realized (gain) loss on digital assets	(49,215)	-
Yield on digital assets	(3,203)
Yield on investment in ETH fund	(1,137,543)	-
Impairment expense	22,690,033	12,548,476
Accretion of promissory note receivable	(1,232,844)	(909,765)
Change in fair value of contingent consideration	-	501,118
Change in fair value of investment	1,949,909	473,563
Change in fair value of warrant liability	(7,447,356)	(84,449)
Change in fair value of arbitration reserve	(106,333)	(229,250)
Change in fair value of convertible debt carried at fair value	(289,883)	(559,212)
Share-based compensation	2,881,450	2,139,246
Changes in operating assets and liabilities:
Accounts receivable, net	10,852,776	502,648
Government remittances	(123,004)	37,196
Prepaid expenses and other current assets	371,036	581,675
Accounts payable, accrued expenses and other current liabilities	(12,199,721)	(212,765)
Deferred revenue	(3,535,190)	(831,250)
Operating lease liability	(478,247)	(490,875)
Net cash used in operating activities	(18,398,201)	(30,570,244)
Cash flows from investing activities:
Purchase of property and equipment	(77,115)	(5,117)
Purchase of intangible assets	(300,000)	(60,000)
Purchase of digital assets	(57,500,099)	-
Proceeds from sale of digital assets	2,758,410	-
Cash used in acquisition of Click, net of cash acquired	(4,572,931)	-
Cash acquired in Faze Clan acquisition	-	2,406,812
Disposal of Frankly Media assets	-	35,500
Disposal of Complexity, net of cash disposed	-	328,284
Disposal of Faze Media, net of cash disposed	(636,377)	-
Net cash provided by investing activities	(60,328,112)	2,705,479
Cash flows from financings activities:
Proceeds from registered offerings, net of issuance costs	77,852,707	-
Proceeds from private placements, net of issuance costs	-	9,865,058
Payment for acquisition of treasury stock	(1,780,619)	-
Non-controlling interest in Faze Media, Inc.	-	20,500,000
Proceeds from payments on promissory notes receivable, net	712,500	150,000
Proceeds from issuance of promissory notes payable	4,000,000	-
Repayment of promissory notes payable	(2,897,651)	-
Proceeds from issuance of convertible debt	-	16,045,000
Repayment of convertible debt	(1,722,226)	(7,575,701)
Proceeds (repayments) on line of credit, net	(3,501,457)	(1,017,114)
Net cash provided by financing activities	72,663,254	37,967,243
Effect of exchange rate changes on cash and restricted cash	(711,588)	53,664
Net increase (decrease) in cash and restricted cash	(6,774,647)	10,156,142
Cash and restricted cash, beginning of year	13,148,980	2,992,838
Cash and restricted cash, end of year	$6,374,333	$13,148,980

The accompanying notes are an integral part of these consolidated financial statements.

GameSquare Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2025	2024
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$1,078,566	$1,281,611
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	638,607	700,473

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock to acquire NFT	$3,924,296	$-
Purchase of NFTs with digital assets - ETH	1,756,820	-
Acquisition of digital asssets for services - Anime and Rekt	5,250,000	-
Contribution of digital assets - ETH into ETH fund	55,256,333	-
Redemption of digital assets - ETH from ETH fund	7,300,777	-
Disposal of Faze Media in exchange for conversion of convertible debt	10,000,000	-
Reclass equity classifed warrants to warrant liability	9,059,762	-
Disposal of Frankly assets in exchange for promissory note receivable	-	1,706,797
Disposal of Complexity in exchange for promissory note receivable	-	7,125,628
Shares, options, and warrants issued for acquisition of FaZe	-	14,587,000
Conversion of convertible debt	3,992,238	645,161
Shares issued to settle legal and other amounts payable	1,260,326	270,000

Reconciliation of cash and restricted cash:

	December 31, 2025	December 31, 2024
Cash	$4,604,781	$12,094,950
Restricted cash	1,769,552	1,054,030
Cash and restricted cash shown in the consolidated statements of cash flows	$6,374,333	$13,148,980

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

GameSquare is a vertically integrated, digital media, entertainment and technology company that connects global brands with gaming and youth culture audiences. GameSquare’s end-to-end platform includes Swingman LLC dba as Zoned, a gaming and lifestyle marketing agency, Code Red Esports Ltd. (“Code Red”), a UK based esports talent agency, Click Management Pty Ltd (“Click”), an Australia based gaming and esports talent agency, FaZe Holdings Inc. (“FaZe”), a lifestyle and media platform rooted in gaming and youth culture whose premium brand, talent network, and large audience can be monetized across a variety of products and services, GameSquare Esports, (USA), Inc. dba as Fourth Frame Studios, a creative production studio, Mission Supply, a merchandise and consumer products business, Stream Hatchet S.L. (“Stream Hatchet”), live streaming data and analytics platform, SideQik, Inc. (“Sideqik”) a social influencer marketing platform, Gaming Community Network (“GCN”), a digital media company focused on gaming and esports audiences, and TubeBuddy, Inc. (“TubeBuddy”), a powerful search engine optimization, workflow, analytics, and productivity tool company.

GameSquare completed the plan of arrangement (the “Arrangement”) with GameSquare Esports Inc. (“GSQ”) on April 11, 2023, resulting in the Company acquiring all the issued and outstanding securities of GSQ. At completion of the Arrangement Engine Gaming and Media, Inc. changed its name to GameSquare Holdings Inc.

GameSquare, completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe.

GameSquare is primarily engaged in the business described above. However, as a secondary strategy, GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialetic, a crypto-native asset manager, to implement an Ethereum (“ETH”) based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH based treasury and cash management strategy of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, approximately $63 million ETH and other digital assets, excluding NFTs, to support broader growth initiatives across the Company’s platform. During the year ending December 31, 2025, the Company has sold $2.8 million in digital assets and exchanged $1.8 million of digital assets for acquisition of NFTs. As of December 31, 2025, our total fair market value of our digital assets, including fair value of ETH in our investment with Dialectic, amounted to $47.4 million. The reduction primarily being driven by decline in market value of ETH from purchase date to year end.

GameSquare completed its acquisition of Click, an Australian proprietary limited company (“Click”), on September 11, 2025, resulting in the Company acquiring all the issued and outstanding securities of Click.

On February 20, 2026, GameSquare also acquired and TubeBuddy, Inc. (“TubeBuddy”), a company with powerful search engine optimization, workflow, analytics, and productivity tools powered by proprietary AI, which are used by creators and digital publishers to grow, manage, and monetize their content.

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $162.3 million as of December 31, 2025 and of $122.2 million as of December 31, 2024. The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of December 31, 2025, the Company had a working capital deficiency of $18.7 million and of $18.3 million as of December 31, 2024, which is comprised of current assets less current liabilities. The Company has an additional $41.4 million of ETH value held within our investment in ETH fund, which can be redeemed and subsequently sold at our election (subject to the ETH fund’s redemption provisions).

These conditions indicate the existence of a material uncertainty that raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of, and for the years ended, December 31, 2025 and 2024.

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

The Company’s material subsidiaries as of December 31, 2025, are as follows:

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

(c) Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) credit losses on promissory notes receivable; (ii) assumptions used in business combinations, primarily related to management forecasting of operating cash flows; and (iii) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

The following table provides the breakdown for the main streams of revenue from continuing operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
SaaS	$2,959,962	$3,606,334
SaaS - Managed services	1,620,149	1,587,238
Marketing agency	16,660,266	11,666,550
Talent agency	8,741,903	1,342,189
Content	2,092,619	6,976
Consumer Products - Merchandise	511,144	356,640
Consumer Products - Royalties	2,552,806	1,998,622
Brand Sponsorships	5,071,692	1,832,282
Esports	3,648,016	5,147,025
DAT Yield	1,140,745	-
Total Revenue	$44,999,302	$27,543,856

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

Digital talent agency revenues

The Company operates a digital talent and influencer marketing agency that connects brands with digital creators and talent for marketing campaigns, content production, promotional events, and related services. Contracts with customers generally specify the scope of services, campaign deliverables, and associated fees.

The Company’s performance obligations typically consist of arranging for and managing the delivery of digital marketing services performed by talent on behalf of brand customers. Deliverables may include, among other things:

●	Sponsored social media content
●	Digital marketing campaigns
●	Brand endorsements and promotions
●	Live or virtual promotional events
●	Content creation and distribution

Revenue is generally recognized at a point in time when the contracted deliverable or event has been completed and the customer obtains the benefit of the service. For social media or digital content campaigns, this typically occurs when the agreed-upon content is posted or otherwise delivered in accordance with the contractual requirements. For live or virtual promotional events, revenue is recognized when the event has occurred.

Digital marketing agency revenues

The Company operates an end-to-end digital marketing agency focused on connecting brands with gaming and youth audiences through digital content, influencer partnerships, and targeted marketing campaigns. The Company provides a comprehensive suite of services that may include:

●	Development of marketing strategies and audience engagement plans
●	Campaign concept design and creative development
●	Identification and contracting of digital talent and influencers
●	Production of digital content and marketing materials
●	Coordination and management of promotional campaigns
●	Distribution of marketing content across social media and digital platforms

These services are typically delivered as integrated marketing campaigns designed to achieve specified marketing objectives for the Company’s brand clients.

Customer contracts generally define the scope of a marketing campaign and the associated deliverables. In most arrangements, the Company provides a bundle of integrated services that are highly interdependent and are combined into a single performance obligation, representing the delivery of an integrated marketing product or service.

The services provided by the Company—including strategy development, campaign design, talent engagement, content production, and campaign distribution—are not separately identifiable within the context of the contract and together represent a single combined output to the customer.

The Company recognizes revenue over time as services are performed because the marketing deliverables created under the Company’s contracts are customized for a specific customer and generally have no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.

Progress toward completion of the performance obligation is measured using an input method, generally based on time incurred relative to total estimated time required to complete the service. This method is considered to faithfully depict the Company’s performance in transferring control of the integrated marketing services to the customer.

Software-as-a-service

The Company enters into license agreements with customers for its gaming and e-sports data platform (Stream Hatchet) and an influencer marketing platform (SideQik). These license agreements, generally non-cancellable, without paying a termination penalty, and multiyear, provide the customer with the right to use the Company’s application solely on a Company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support.

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

(g) Accounts receivable and allowance for credit losses

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company follows the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are stated net of an allowance for doubtful accounts in the consolidated balance sheets. An allowance for doubtful accounts is established at origination and is based on the lifetime expected credit losses of the trade receivables in consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, and future economic outlook. The amount of any increase in the allowance for doubtful accounts is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable is uncollectible, it is written off against the allowance. Subsequent recoveries of amounts previously written off are credited to the consolidated statements of operations and comprehensive loss. The Company had an allowance for doubtful accounts of $2.9 million and $2.8 million as of December 31, 2025 and 2024, respectively.

(h) Digital assets

Crypto assets within the scope of ASC 350-60 are measured at fair value each reporting period, with changes in fair value recognized in realized and change in unrealized gain (loss) on digital assets and investment in ETH within the consolidated statements of operations and comprehensive loss. Fair value is determined using Level 1 inputs from principal market cryptocurrency exchanges or widely recognized pricing indices. These assets are presented separately on the consolidated balance sheets. Upon sale or transfer, crypto assets are derecognized at fair value. The Company applies an average cost methodology to assign costs for purposes of determining digital assets held and realized gains and losses, which are recognized in realized and change in unrealized gain (loss) on digital assets and investment in ETH within the consolidated statements of operations and comprehensive loss.

Digital assets outside the scope of ASC 350-60, such as non-fungible tokens (“NFTs”), are accounted for as indefinite-lived intangible assets under ASC 350-30.

(i) Prepaid expenses and other current assets

Prepaid expenses and other assets consist primarily of prepaid expenses such as insurance, technology and other operating costs that are paid in advance. These costs are amortized on a straight-line basis over the respective contract term.

(j) Promissory note receivable and allowance for credit losses

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

The promissory note receivables were initially recorded at transaction closing date fair value on March 1, 2024 (Sale of Complexity) and on May 31, 2024 (Sale of Frankly Media assets) (see Note 4).

(k) Property and equipment

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

(l) Investments – equity securities

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

(m) Business combinations

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

(n) Goodwill

Goodwill arising on a business combination is recognized as an asset at the date that control is acquired (the “acquisition date”). Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination.

(o) Intangible assets

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

The useful lives of the intangibles are as follows:

Software	5 years
Talent network	2-5 years
Brands	5-20 years
Customer relationships	5-20 years

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

(p) Research and development costs

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

(q) Impairment of long-lived assets and goodwill

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

(r) Leases

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

(s) Contingencies

The Company estimates loss contingencies in accordance with ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (i) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required (see Note 20).

(t) Fair value measurement

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

See Note 23 for a summary of the Company’s financial assets and liabilities, detailed by level.

(u) Fair value option for convertible debt

The Company elected the Fair Value Option (“FVO”) for recognition of its convertible debt as permitted under ASC 825, Financial Instruments (see Note 13). Under the FVO, the Company recognizes the convertible debt at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, any direct costs and fees related to the convertible debt is recognized in operating expense in the consolidated statements of operations and comprehensive loss as incurred and not deferred. Changes in fair value of the convertible debt is recognized as a separate line in the consolidated statements of operations and comprehensive loss.

(v) Share capital

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

(w) Net loss per share attributable to common shareholders

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

(x) Share-based payments

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

Restricted share units

For each Restricted Share Units (“RSU”) granted, the Company recognizes an expense equal to the market value of a common share at the date of grant, based on the number of RSUs expected to vest, recognized over the term of the vesting period, with a corresponding increase to additional paid-in capital. Share based payments expense is adjusted for subsequent changes in management’s estimate of the number of RSUs that are expected to vest. The effect of these changes are recognized in the period of the change.

Warrants

The Company’s warrants that have an exercise price in the functional currency of the Company are equity-classified. The grant-date fair value of these warrants is recorded in additional paid-in capital on the consolidated balance sheets.

For equity-settled share-based payment transactions, including Options, RSUs granted to officers and directors of the Company and warrants issued to advisors in a financing transaction, the fair value of the awards is established based on the value of the goods or services received, unless that fair value cannot be estimated reliably, in which cases, the Company measures the value, and the corresponding increase in equity, indirectly, by reference to the fair value of the equity instruments granted.

Beginning July 18, 2025, after closing of a registered offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through December 31, 2025, these awards were reclassified to warrant liability. These warrants will be reclassified back to equity-classified warrants after the Company successfully increases its common share authorization.

(y) Derivative warrant liability

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

Beginning July 18, 2025, after closing of a registered offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through December 31, 2025, these awards were reclassified to warrant liability. These warrants will be reclassified back to equity-classified warrants after the Company successfully increases its common share authorization.

(z) Income taxes

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

(aa) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had no customers whose revenue accounted for more than 10% of total revenue for the year ended December 31, 2025 and 2024, respectively.

No customer individually accounted for more than 10% of the Company’s accounts receivable as of December 31, 2025 and 2024.

(bb) Discontinued operations and assets held for sale

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

See Note 21 for discussion of the Company discontinued operations and assets held for sale as of, and for the years ended December 31, 2025 and 2024.

(cc) Contract exit costs

Contract exit costs primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs. The determination of when we accrue for involuntary termination benefits depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. Ongoing benefit arrangements are recognized over the service period or when termination becomes reasonably probable, and one-time benefit arrangements are recognized in the period the arrangement is approved and formally communicated to associates. If applicable, we record such costs into operating expense over the terminated associate’s future service period beyond any minimum retention period. Contract exit costs that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

For the years ended December 31, 2025 and 2024, contract exit costs, totaled $1.4 million and $20 thousand, respectively.

(dd) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the Company’s results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2025, the Company is organized into four operating segments, which also represent its four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(ee) Advertising costs

The Company expenses advertising costs as incurred. Advertising and promotion costs for the years ended December 31, 2025 and 2024, were $0.2 million and $0.4 million, respectively, and are included in selling and marketing expense in the consolidated statements of operations and comprehensive loss.

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

4. Acquisitions and divestitures

(a) Acquisition of Click

On September 10, 2025, GameSquare entered into an equity purchase agreement pursuant to acquire all of the outstanding equity interests in Click, an Australian proprietary limited company, subject to the terms and conditions in the Purchase Agreement. The acquisition of Click closed on September 11, 2025.

Under the terms of the Click Purchase Agreement, the Company paid a base purchase price of $4,500,000 subject to customary adjustments for cash, net working capital, indebtedness and transaction expenses. The sellers will also receive, subject to the terms and conditions described in the Click Purchase Agreement: (i) a deferred cash payment of $4,000,000 within sixty (60) days following December 31, 2025; and (ii) up to an aggregate of $3,000,000 in cash earn-out payments based on the post-closing performance of the Click Group. Specifically, (a) up to $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2026, if Actual EBITDA for such period falls within specified target ranges set forth in the Purchase Agreement, and (b) up to an additional $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2027, if Actual EBITDA for such period falls within specified target ranges set forth in the Purchase Agreement.

The acquisition of Click was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Amount
Cash at closing	$5,274,237
Deferred purchase consideration	3,996,548
Contingent purchase consideration, non-current	807,000
Total purchase price	$10,077,785

The preliminary purchase price allocation is as follows:

Preliminary purchase price allocation	Amount
Cash	$701,306
Accounts receivable, net	1,718,120
Government remittances	100,763
Prepaid expenses and other current assets	125,536
Investment	133,133
Property and equipment	40,032
Goodwill	5,496,529
Intangible assets	4,500,000
Total assets acquired	12,815,419

Accounts payable	1,132,919
Accrued liabilities	749,715
Deferred tax liability	855,000
Total liabilities assumed	2,737,634
Net assets acquired	$10,077,785

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

Significant judgments and assumptions related to the valuation and useful lives of certain classes of assets acquired are as follows:

i) Intangible assets, talent network

The fair value of the talent network intangible asset of $3.2 million was determined based on the with and without method under the income approach. The talent network intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) 7 year revenue and net cash flow forecast to algin with estimate of 7 years to recreate talent network; (ii) discount rate of 17.5%; and (iii) tax rate of 27%. These assets are amortized on a straight-line basis over the estimated useful life of five years.

ii) Intangible assets, brand

The fair value of the brand name intangible asset of $0.7 million was determined based on the relief from royalty method under the income approach. The brand name intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue projections; (ii) royalty rate of 2.5%; (iii) tax rate of 27% (iv) discount rates of 17.5%; (v) long-term growth rate of 3.0%. These assets are amortized on a straight-line basis over the estimated useful life of ten years.

iii) Intangible assets, customer relationships

The fair value of the customer relationships intangible asset of $0.6 million was determined based on the multi-period excess earnings method under the income approach. The customer relationship intangible asset was valued using Level 3 inputs which consisted of the following key inputs: (i) revenue and EBITDA projections; (ii) existing customer net attrition rate of 25% - 30%; (iii) tax rate of 27.0% (iv) discount rate of 18.5%. These assets are amortized on a straight-line basis over the estimated useful life of ten years.

iv) Goodwill

The difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed represents goodwill of $5.5 million.

The goodwill recorded represents the following:

●	Cost savings and operating synergies expected to result from combining the operations of Click with those of the Company.
●	Intangible assets that do not qualify for separate recognition such as the assembled workforce.

Goodwill arising from the acquisition is expected to be deductible for tax purposes.

The Company has set an annual goodwill impairment test date for the Click reporting unit of June 30.

(b) FaZe Merger

On March 7, 2024, the Company completed its acquisition of FaZe (the “Merger”). Prior to the Merger, the Company created GameSquare Merger Sub I, Inc. (“Merger Sub”) to effect the Merger. As a result of the Merger, Merger Sub merged with FaZe, with FaZe continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

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

Goodwill arising from the acquisition is deductible for tax purposes.

(c) Sale of Complexity

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

As a result of the Transaction, during the year ended December 31, 2024, Complexity met the requirements to be reported as discontinued operations (see Note 21). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets and liabilities. Complexity assets and liabilities disposed had a net carrying value of $4.9 million and consist primarily of $2.6 million of accounts receivable, $2.2 million of property and equipment, and $1.8 million of intangible assets, partially offset by $0.8 million of accounts payable $1.4 million of accrued liabilities.

The Note has a principal amount of $9.5 million and bears interest at 3.0% per annum. The principal amount of the Note, together with all accrued interest, is due on February 28, 2027. The Note is secured by assets of the Buyer pursuant to a Security Agreement executed in conjunction with the MIPA between the Company and the Buyer.

The Note is classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The Note was initially recorded at its transaction closing date fair value on March 1, 2024. As of December 31, 2025, the Company recorded an $8.1 million reserve on the Note, with the remaining $0.5 million of the Note expected to be collected through a settlement with the buyer. The reserve for credit losses was recorded within impairment expense on the consolidated statements of operations and comprehensive loss.

(d) Frankly Media asset disposal

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

As a result of the Frankly Asset Sales during the year ended December 31, 2024, the Company recognized a loss of $8.3 million in Net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received with the carrying value of the disposed assets.

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

The promissory notes receivable are classified as not held-for-sale and measured at amortized cost, net of any allowance for credit losses, in accordance with ASC 310, Receivables. The promissory note receivable was initially recorded at its transaction closing date fair value on May 31, 2024. During the year ended December 31, 2025, the Company recorded a full reserve on the UNIV Note of $1.5 million and XPR Note of $0.6 million as the buyers ceased making payments under the notes. The reserve for credit losses was recorded as impairment expense within net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

During the third quarter of 2025, the Company executed a plan to discontinue the operations of Frankly, following a strategic decision to focus the Company’s resources on its full-service creative agency, SaaS and newly launched digital asset treasury. Subsequent to the Frankly asset disposal discussed above, the business of Frankly that remained was its legacy programmatic advertising operation. Given its single digit-gross margins and operating losses, management deemed it in the best interest of the Company to discontinue operations of Frankly. During the year ended December 31, 2025, Frankly met the requirements to be reported as discontinued operations (see Note 21).

(e) Faze Media, Inc. asset contribution

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

(f) Sale of Faze Media

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

As a result of the Exchange Agreement, during the year ended December 31, 2025 and 2024, Faze Media met the requirements to be reported as discontinued operations (see Note 21). The Company recognized a gain of $3.0 million in Net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss after offsetting the consideration received, conversion of $10 million Gigamoon convertible debenture discussed above (see Note 13), with the carrying value of the disposed assets and liabilities. The fair value of consideration received was concluded to be $10 million, the principal value of convertible debt being converted by Gigamoon. Faze Media assets and liabilities disposed had a net carrying value of $7.0 million and consist of $0.6 million of cash, $2.9 million of accounts receivable, $0.2 million of prepaid expenses and other current assets, $1.6 million of amounts due from GameSquare, $0.1 million of property and equipment, $0.7 million of right-of-use assets, $9.6 million of intangible assets and $7.1 million of goodwill, partially offset by $0.2 million of accounts payable, $1.7 million of accrued liabilities, $0.5 million of deferred revenue, $0.7 million of lease liabilities and $12.9 million in non-controlling interests in Faze Media.

5. Digital assets

The Company holds ETH, Animecoin (“ANIME”), and REKT, all of which are within the scope of ASC 350-60.

The following table presents a roll forward of digital assets held directly by the Company:

	ETH	ANIME	REKT	SAND	Total
Balance, December 31, 2024	$-	$-	$-	$-	$-
Purchases	57,000,099	500,000	-	-	57,500,099
Other receipts - non-cash	-	3,250,000	2,000,000	250,000	5,500,000
Contributions in exchange for Dialectic investment	(55,256,333)	-	-	-	(55,256,333)
Redemptions in Dialectic investment	7,300,777	-	-	-	7,300,777
Sales	(2,634,113)	-	(25,385)	(98,912)	(2,758,410)
Exchange of ETH for NFTs	(1,756,820)	-	-	-	(1,756,820)
Yield	3,203	-	-	-	3,203
Unrealized gain (loss) on digital assets	(867,896)	(2,269,958)	(1,456,048)	-	(4,593,902)
Realized gain (loss) on digital assets	196,632	-	3,508	(150,925)	49,215
Fees and other	91	-	(37)	(163)	(109)
Balance, December 31, 2025	$3,985,640	$1,480,042	$522,038	$-	$5,987,720

Unrealized and realized gains (losses) on digital assets are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH in the consolidated statements of operations and comprehensive loss.

Digital asset holdings as of December 31, 2025, were as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	1,343.31	$3,985,640	$4,853,536	$(867,896)
ANIME	205,561,447.29	1,480,042	3,750,000	(2,269,958)
REKT	2,280,638,667,003.10	522,038	1,978,086	(1,456,048)
Total		$5,987,720	$10,581,622	$(4,593,902)

In August and September 2025, the Company received 171.9 million ANIME tokens as non-cash consideration under an agency services agreement. An additional 33.7 million ANIME tokens were purchased in the open market as partial fulfillment required under the contract. Both tranches are subject to a six-month holding restriction beginning August 12, 2025. In accordance with ASC 820, no adjustment to fair value is made for this holder-specific restriction.

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

6. Investment in ETH fund

The Company holds an investment in Dialectic Ellipse Feeder Fund LP (“Dialectic”), which is within the scope of ASC 321.

The following table presents a roll forward of Investment in ETH fund held directly by the Company:

Investment in ETH Fund
Balance, December 31, 2024	$-
Contributions of ETH in exchange for Dialectic investment	55,256,333
Redemptions of ETH in Dialectic investment	(7,300,777)
Yield	1,137,543
Unrealized gain (loss) on investment in ETH fund	(7,966,924)
Realized gain (loss) on investment in ETH fund	247,892
Other	(4)
Balance, December 31, 2025	$41,374,063

Investment in ETH fund as of December 31, 2025, was as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	13,944.57	$41,374,063	$49,340,987	$(7,966,924)

During the year ended December 31, 2025, the Company contributed an aggregate of 15,630 ETH, with a fair value of $55.3 million at the contribution dates, to the Dialectic Moonphase Feeder Fund LP, and subsequently on October 1, 2025 transferred its holdings into Dialectic Ellipse Feeder Fund LP (“Dialectic”) in exchange for limited partnership units of Dialectic. The Company may redeem its interest with 30 days’ notice, subject to standard fund provisions. Dialectic is a Cayman Islands limited partnership focused on decentralized finance (“DeFi”) yield strategies.

The investment in Dialectic is subject to the provisions of ASC 321 and, because the investment in Dialectic does not have a readily determinable fair value, the Company elected to use the NAV practical expedient and, therefore, the investment is not included in the fair value hierarchy.

The investment generated yield from August to December 2025 of $1,137,543 which is included in revenue in the consolidated statements of operations and comprehensive loss. Further, unrealized losses on changes in market value of ETH of $8.0 million were recognized during the year ended December 31, 2025, and are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH in the consolidated statements of operations and comprehensive loss.

7. Investments in equity securities

In conjunction with completion of the merger with Engine Gaming & Media, Inc. on April 11, 2023, the Company acquired an 18.62% interest in One Up Group, LLC (“One Up”). One Up operates a mobile app which allows gamers to organize and play one-on-one matches with other gamers and compete for money.

The April 11, 2023 acquisition date fair value of investment was $3.2 million. The Company accounts for the investment in One Up in accordance with the provisions of ASC 321 and, because the investment in One Up does not have a readily determinable fair value, elected to use the measurement alternative therein. The investment is re-measured upon future observable price changes in orderly transactions or upon impairment, if any.

One Up completed an equity offering on December 22, 2023, representing an observable price change. As a result of this observable price change, the Company reduced the value of One Up to $2.2 million.

No other observable price changes occurred during the years ended December 31, 2025 and 2024.

The Company monitors the investment for indicators of impairment each reporting period. Indicators considered include, but are not limited to, deterioration in the financial condition and near-term prospects of the investee, adverse changes in the industry or regulatory environment in which the investee operates, significant changes in the investee’s operating performance or business strategy, and other relevant qualitative and quantitative factors.

Subsequent to December 31, 2025, the Company entered into a share purchase agreement with One Up, wherein One Up acquired the Company’s interest in One Up for $250 thousand. Accordingly, the Company recognized an impairment loss of $1.9 million during the year ended December 31, 2025, which is included in change in fair value of investment in the accompanying consolidated statement of operations and comprehensive loss.

In addition, in connection with the acquisition of Click, the Company acquired a minority interest in BackBone Labs, Inc., a company that develops mobile gaming controllers and related technology, enabling users to play console-quality games on mobile devices. The investment had an acquisition date fair value on September 11, 2025 of $0.1 million (see Note 4).

8. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$10,905	$-
Equipment	286,482	951,558
Property and equipment, gross	297,387	951,558
Less: Accumulated depreciation	(183,333)	(647,608)
Property and equipment, net	$114,054	$303,950

The Company recognized depreciation expense for property and equipment of $0.2 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

In connection with the disposal of FaZe Media, Inc. on April 1, 2025 (see Note 4), the Company disposed of property and equipment, net with carrying value of $0.1 million, $0.8 million original cost with $0.7 million of accumulated depreciation.

9. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, December 31, 2023	$16,303,989
Acquisition of FaZe	7,147,428
Disposal of Frankly Media assets	(3,315,139)
Impairment of Stream Hatchet	(4,945,299)
Impairment of Sideqik	(2,486,000)
Balance, December 31, 2024	$12,704,979
Disposal of FaZe Media	(7,147,428)
Acquisition of Click	5,496,529
Impairment of Frankly	(5,141,849)
Balance, December 31, 2025	$5,912,230

Goodwill resulting from the acquisition of Click was allocated to the Agency reportable segment.

In connection with the disposal of FaZe Media, Inc. on April 1, 2025 (see Note 4), the Company disposed of goodwill of $7.1 million.

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (see Note 21), the remaining value of goodwill of Frankly was impaired. Goodwill impairment charges were $5.1 million and were recorded within net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

The Company concluded goodwill related to Stream Hatchet and Sideqik reporting units were impaired as of December 31, 2024. The Company recognized an impairment charge of $7.4 million for the year ended December 31, 2024.

Goodwill as of December 31, 2025 consisted of $5.5 million within the Click reporting unit and $0.4 million within the Stream Hatchet reporting unit. The Company has set an annual goodwill impairment test date for the Click reporting unit of June 30, which aligns with its local financial reporting year end. As the carrying value of the Stream Hatchet reporting unit was negative as of December 31, 2025, no further goodwill impairment was recorded during the year ended December 31, 2025.

(b) Intangible assets, definite lived

Intangible assets consist of the following:

	As of December 31, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$10,058,887	$(2,453,587)	$(6,049,195)	$1,556,105
Talent network	3,940,000	(596,861)	(300,000)	3,043,139
Brand name	3,133,463	(1,534,035)	(784,220)	815,208
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$18,962,350	$(5,193,072)	$(8,354,826)	$5,414,452

	As of December 31, 2024
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$12,058,560	$(2,056,023)	$(2,655,946)	$7,346,591
Talent network	1,100,000	(458,333)	-	641,667
Brand name	9,540,261	(1,478,563)	(784,220)	7,277,478
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$24,528,821	$(4,601,508)	$(4,661,577)	$15,265,736

The Company recognized amortization expense for intangible assets of $1.3 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively.

Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter:

2026	$1,129,080
2027	834,800
2028	834,800
2029	834,800
2030	641,022
Thereafter	1,139,950
Total estimated amortization expense	$5,414,452

In connection with the disposal of FaZe Media, Inc. on April 1, 2025 (see Note 4), the Company disposed of intangible assets with carrying value of $9.6 million as follows: a) Customer relationships with a original cost of $2.7 million and accumulated amortization of $0.2 million; b) Brand name with a original cost of $7.2 million and accumulated amortization of $0.4 million; and c) Talent network with an original cost of $0.7 million and accumulated amortization of $0.4 million.

On September 11, 2025, the Company acquired Click (see Note 4) and recognized the following intangible assets: a) Customer relationships of $0.6 million; b) Brand name of $0.7 million; and c) Talent network of $3.2 million.

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (see Note 21), the remaining carrying value of intangible assets of Frankly were impaired. Intangible assets impairment charges were $3.4 million and were recorded within net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2025, Faze Esports recognized an impairment expense of $0.3 million on its talent network intangible assets, due to the departure of a player in 2025 that was acquired earlier in 2025 for $0.3 million.

During the year ended December 31, 2024, the Company recorded an impairment of intangible assets acquired on the acquisition of Engine (Stream Hatchet and Sideqik reporting units) of $4.0 million.

(c) Intangible assets, indefinite lived

On July 24, 2025, the Company entered into a subscription agreement, pursuant to which the subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock of the Company, par value $0.0001 per share (see Note 15), in consideration for Crypto Punk 5577 non-fungible token (“NFT”), which was deemed to have a fair market value of $3.9 million.

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

In addition to the acquisition of the Cowboy Ape NFT, the Company acquired an additional seven CryptoPunks using ETH valued at $1.8 million at the time of purchase.

Digital assets outside the scope of ASC 350-60, such as non-fungible tokens (“NFTs”), are accounted for as indefinite-lived intangible assets under ASC 350-30.

Subsequent to December 31, 2025, the Company sold all eight of its CryptoPunk assets for total consideration of $1.9 million. As a result, during the year ended December 31, 2025, the Company recognized impairment expense of $3.7 million on the consolidated statements of operations and comprehensive loss.

10. Accrued expenses and other current liabilities

Accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024
Compensation expense	$1,112,627	$4,919,796
Convertible debt principal and interest due	744,870	930,105
Professional fees	1,331,974	1,546,639
Accounts payable accruals	2,790,105	5,219,463
Lease abandonment	376,959	376,959
Income taxes payable	43,015	-
Other	389,325	701,217
Total accrued expenses and other current liabilities	$6,788,876	$13,694,179

11. Leases

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

On April 1, 2024, GameSquare Holdings, Inc. leased a building in Culver City, CA, which it later assigned to Faze Media Inc. on May 15, 2024. The lease has an original lease period expiring in March 2027. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company disposed of Faze Media Inc. on April 1, 2025, including the lease right-of-use assets and lease liabilities (see Note 4).

The components of operating lease expense, recognized in general and administrative expenses on the consolidated statements of operations and comprehensive loss, are as follows:

	Year ended December 31,
	2025	2024
Operating lease expense	636,823	730,561
Variable lease expense	274,094	315,011
Total operating lease costs	910,917	1,045,572

As of December 31, 2025, the remaining lease-term and discount rate on the Frisco, TX lease was 3.3 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

2026	545,808
2027	545,808
2028	545,808
2029	181,936
2030	-
Thereafter	-
Total lease payments	1,819,360
Less: Interest	(223,534)
Total lease liability	$1,595,826

12. Line of credit and promissory notes payable

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

During the third quarter of 2025, in connection with the discontinued operations of Frankly, which was the primary borrower under the line of credit, the Company paid down the balance under the LOC. As of December 31, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $0. During the year ended December 31, 2025 and 2024, the Company recognized interest expense of $0.4 million and $0.9 million on the LOC.

Promissory notes payable

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

In July 2025, the Company paid $2.1 million, principal and accrued interest, to pay the promissory note in full.

ETH backed short-term promissory notes

The Company has entered into short-term promissory note arrangements with third-party lender that are collateralized by the Company’s holdings of ETH. The borrowings are evidenced by promissory notes with a contractual term of 60 days and bear interest at a stated rate of 9.5% per annum.

Under the terms of the agreement, the Company pledges ETH as collateral to secure repayment of the notes. The arrangements require the Company to maintain specified loan-to-value (“LTV”) ratios based on the market value of ETH relative to the outstanding principal balance of the borrowings. The applicable collateralization thresholds are as follows: a) Initial borrowing ratio of 150% - At inception, the Company must pledge ETH with a market value equal to at least 150% of the principal amount borrowed; b) Margin call ratio of 130% - if the collateral value declines such that the collateral coverage falls below 130% of the outstanding loan balance, the lender will issue a margin call requiring the Company to pledge additional ETH or repay a portion of the borrowing; c) Liquidation ratio of 120% - if the collateral coverage falls below 120% and the Company does not cure the deficiency within 24 hours, the lender may liquidate pledged ETH to satisfy the outstanding obligation; and d) capital return ratio of 170% - if the collateral coverage exceeds 170%, the Company may request the return of excess pledged ETH, subject to lender approval and continued compliance with minimum collateralization requirements.

The Company continues to recognize the pledged ETH on its balance sheet, as the collateral arrangement does not constitute a transfer of control. The ETH collateral is subject to restrictions while pledged and cannot be freely transferred until the related borrowings are repaid or the lender releases the collateral.

Interest expense related to the promissory notes is recognized in interest expense, net in the consolidated statements of operations and comprehensive loss using the contractual interest rate over the term of the borrowings.

The fair value of ETH collateral is subject to significant market volatility. Declines in the market price of ETH could result in margin calls requiring the Company to post additional collateral or repay a portion of the outstanding borrowings. If the Company were unable to meet such requirements, the lender may liquidate pledged ETH to satisfy the Company’s obligations under the promissory notes.

As of December 31, 2025 the Company had $2 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 1,075 ETH with a fair value of $3.2 million, resulting in a collateral coverage ratio of approximately 159%.

13. Convertible debt

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

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance for 5,032,233 common shares of the Company. The Company terminated the remaining outstanding balance on the Yorkville CD of $0.4 million and the SEPA with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare issued a zero-coupon, 60-day promissory note to Yorkville associated with remaining unconverted principal of $0.4 million and a prepayment penalty of $0.4 million. The prepayment penalty was recorded within Other operating expenses on the consolidated statements of operations and comprehensive loss. In July 2025, the Company paid the balance due under the promissory note.

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

The Three Curve CD matured on August 31, 2025, and the balance was paid in full.

The change in fair values of the Company’s convertible debentures subject to recurring remeasurement at fair value were as follows:

	Three Curve CD	Yorkville CD	King Street CD	Gigamoon CD	Total
Balance, December 31, 2023	$1,507,236	$-	$6,669,692	$-	$8,176,928
Interest expense	87,739	-	387,429	32,877	508,045
Interest payments	-	-	(391,481)	-	(391,481)
Principal payments	-	(1,775,701)	(5,800,000)	-	(7,575,701)
Early redemption premium	-	-	(200,000)	-	(200,000)
Issuance of convertible debt	-	6,045,000	-	10,000,000	16,045,000
Gain on extinguishment of debt	-	-	(329,703)	-	(329,703)
Day one loss on issuance of debt	-	1,361,773	-	-	1,361,773
Conversion of debt	-	(645,161)	-	-	(645,161)
Change in fair value(1)	34,473	(133,655)	(335,937)	(124,093)	(559,212)
Balance, December 31, 2024	$1,629,448	$4,852,256	$-	$9,908,784	$16,390,488
Interest expense	58,253	-	-	184,932	243,185
Interest payments	-	-	-	(217,808)	(217,808)
Transfer to promissory note payable	-	(411,518)	-	-	(411,518)
Maturity of convertible debt	(1,722,226)	-	-	-	(1,722,226)
Conversion of debt	-	(3,992,238)	-	(10,000,000)	(13,992,238)
Change in fair value(1)	34,525	(448,500)	-	124,092	(289,883)
Balance, December 31, 2025	$-	$-	$-	$-	$-

Contractual principal balances outstanding:
As of December 31, 2024	$1,250,000	$4,124,299	$-	$10,000,000	$15,374,299
As of December 31, 2025	$-	$-	$-	$-	$-

(1)	None of the changes in fair value during the period were due to instrument-specific changes in credit risk.

14. Income tax

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

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. As of December 31, 2025 and 2024, the Company does not believe that it is more likely than not that the deferred tax assets will be realized for the U.S. entities and the foreign entities; accordingly, a full valuation allowance has been established for the U.S. entities and the foreign entities, and no deferred tax asset is shown in the Company’s balance sheet. For the year ended December 31, 2025, the valuation allowance for deferred tax assets decreased by $4.1 million due to NOL write off for inactive foreign entities for 2025.

The unrecognized temporary differences of the Company that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are set forth below:

	December 31, 2025	December 31, 2024

Deferred tax assets
Charitable Contribution	$199,198	$206,308
Fixed Assets	153,716	341,926
Stock Compensation	1,404,442	735,725
Section 163(j) Interest limitation	2,150,199	2,495,754
Capital Gain	650,608	650,608
Unrealized Gain	1,187,301	821,893
Organization Costs	56,061	52,103
Accrued Expenses	3,020,654	2,929,799
Net operating Loss	97,490,319	111,190,694
R&D Credit	196,501	196,501
Lease Liability	489,418	340,825
Section 174 Expenses	24,222	35,396
Loss on dispotion of assets	151,484	-
Investment in Digital Assets	4,783,868	-
Intangibles	2,112,103	890,406
	$114,070,094	$120,887,938

Deferred tax liabilities
Intangibles	$824,745	$2,986,522
Bad Debt Reserve	202,232	-
Right of use assets	323,205	188,003
Other Adjustment	-	49,132
	$1,350,182	$3,223,657

Valuation Allowance	(113,530,616)	(117,664,281)

Net deferred tax assets (liabilities)	$(810,704)	$-

The provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	For the year ended
	December 31, 2025	December 31, 2024

Current:
US	$65,002	$-
Foreign	43,015	-
Total current tax expense (benefit)	$108,017	$-

Deferred:
US	$-	$-
Foreign	(44,296)	-
Total deferred tax expense (benefit)	$(44,296)	$-

Total income tax expense (benefit)	$63,721	$-

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss before income taxes and the income tax expense (benefit) reported in the consolidated financial statements is as follows:

	For the year ended
	December 31, 2025	December 31, 2024

Income (loss) before income taxes	$(40,036,762)	$(48,750,907)
Statutory income tax rate	21.0%	21.0%
Expected income tax (benefit)	$(8,407,720)	$(10,237,690)

Reconciling items:
Change in valuation allowance	(4,133,665)	51,434,409
State taxes	65,002	-
Permanent differences	2,977,161	3,093,876
Return to provision	9,645,460	4,306,483
Purchase accounting adjustments	-	(47,300,799)
Disposal of business units	-	(966,704)
Other	(82,517)	(329,575)
Total income tax expense (benefit)	$63,721	$-

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2025 or 2024.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has no accruals for interest and penalties as of December 31, 2025 and 2024.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). As of December 31, 2025, the Company has not performed a formal Section 382 study. However, due to full valuation allowance, any limitation of the utilization of NOL carryovers would not have any impact on the statement of operations. as of December 31, 2025, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $335.4 million and $244.5 million, respectively. Most of the federal net operating loss carryforwards, if not utilized, will carryforward indefinitely. Some of the state net operating loss carryforwards, if not utilized, will expire beginning in 2030.

There are currently no federal, or state income tax audits in progress.

15. Shareholders’ equity

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

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy. As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under this program. Subsequent to December 31, 2025, the Company acquired an additional 2,066,073 common shares at a total cost of $0.8 million.

(b) Activity for the periods presented

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance (see Note 13). Yorkville was issued 5,032,233 common shares for conversion of $3.7 million principal ($4.0 million fair value), with the remaining $411 thousand refinanced into the promissory note with Yorkville.

On March 10, 2025, the Company issued 1,094,891 common shares to pay an outstanding settlement due to the former CEO of Faze Clan for $1.5 million. The fair value of the common shares issued on the date of issuance amounted to $0.7 million. As a result, a gain on shares issued for AP settlement of $0.8 million was recorded and is included within other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

The Offering closed on July 9, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $9.7 million, before deducting an underwriting discount of 7% of the price to the public and expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.14 (see Note 18).

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

The Offering closed on July 18, 2025. The aggregate gross proceeds to the Company from the Offering were approximately $75.3 million, before deducting an underwriting discount of 7% of the price to the public and expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company also agreed to issue the Underwriter’s common stock purchase warrants (the “Representative’s Warrant”) to purchase up to 10% of the securities sold in the Offering at an exercise price of $1.80 (see Note 18).

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through December 31, 2025, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants will be reclassed back to equity-classified warrants after the Company successfully increases its common share authorization.

On August 11, 2025, the Company issued 153,846 common shares to Alta Partners as part of a legal settlement.

On August 20, 2025, the Company cancelled 846,398 common shares originally issued in connection with the acquisition of Faze Clan. The common shares did not meeting vesting criteria as of the acquisition date of March 7, 2024, and were subject to cancellation on that date.

As of December 31, 2025, the Company had repurchased 2,992,517 common shares at a total cost of $1.8 million under its share repurchase program. On December 5, 2025, the Company cancelled 1,953,730 of its common shares in treasury, resulting in a reduction to treasury stock at cost and a reduction of additional paid-in capital of $1.2 million. As of December 31, 2025, the Company held 1,038,787 common shares as treasury stock, with a total cost of $0.6 million.

During the year ended December 31, 2025, the Company issued 1,800,687 common shares from the exercise of RSUs under its equity incentive plan (see Note 17).

On March 7, 2024, 10,132,884 common shares of the Company were issued for the completion of the FaZe acquisition (see Note 4).

In conjunction with the Merger, on March 7, 2024, the Company completed a private placement in public equity financing (the “PIPE Financing”) with certain investors in which the Company offered 7,194,244 units at a purchase price of $1.39 per unit for aggregate gross proceeds of $10.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.15 shares of the Company’s common stock. As a result, the Company issued an aggregate of 7,194,224 common shares of the Company and warrants to purchase up to 1,079,136 shares of the Company pursuant to the PIPE Financing. Each warrant has an exercise price of $1.55 per share and expire on March 7, 2029 (see Note 18).

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

On October 2, 2024, 68,493 common shares were issued to King Street in connection with the settlement agreement, for payment of $50 thousand (see Note 13).

On October 16, 2024, 28,169 common shares were issued in settlement of outstanding amounts payable of $20 thousand.

During the year ended December 31, 2024, the Company issued 1,088,132 common shares from the exercise of RSUs under its equity incentive plan (see Note 17).

16. Net loss per share

As the Company incurred a net loss for the years ended December 31, 2025 and 2024, the inclusion of certain options, RSUs, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Year ended December 31,
	2025	2024
Options and RSUs outstanding	2,521,237	3,339,257
Warrants outstanding	8,563,568	1,978,481
Conversion of convertible debt	-	9,659,520
Conversion of Series A-1 Preferred Stock	3,433,333	-
Total	14,518,138	14,977,258

17. Share-based compensation

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

The maximum number of common shares available for issuance pursuant to the settlement of RSUs and Options shall be 20% of the issued and outstanding common shares as of January 1 each year, or 6.5 million common shares as of January 1, 2025. On January 1, 2026, the amount was 19.6 million, being 20% of the outstanding common shares on January 1, 2026.

(a) Options

The following is a summary of Options outstanding as of December 31, 2025 and 2024, and changes during the years then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023 and 2024	416,621	$19.34	1.96	$-
Forfeited or expired	(131,558)	$16.68
Outstanding at December 31, 2025	285,063	$20.56	0.95	$-
Exercisable at December 31, 2025	285,063	$20.56	0.95	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	249,819	$5.26	4.36	$-
Acquisition of FaZe	1,196,759	2.92
Granted	898,016	1.10
Outstanding at December 31, 2024	2,344,594	$2.47	6.91	$-
Forfeited or expired	(1,273,780)	$3.05
Outstanding at December 31, 2025	1,070,814	$1.78	3.35	$-
Exercisable at December 31, 2025	1,070,814	$1.78	3.35	$-

See Note 4 for a summary of the significant valuation inputs used to value Options issued in relation to the acquisition of FaZe.

The fair value of option award granted was estimated on the date of grant using the Black-Scholes option pricing model using the following significant assumptions:

	2025	2024
Expected term, in years	n/a	5.00
Expected volatility	n/a	105.00%
Risk-free interest rate	n/a	2.92%
Expected dividend yield	n/a	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that options issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected life of the options.

Share-based compensation expense related to the vesting of options was $4 thousand and $0.8 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on December 31, 2025, and December 31, 2024, and changes during the periods then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2023	664,597	$3.71
Acquisition of FaZe	595,175	1.39
Granted	412,313	1.34
Exercised	(1,088,132)	2.07
Forfeited	(5,911)	5.40
Outstanding at December 31, 2024	578,042	$2.70
Granted	3,096,192	1.29
Exercised	(1,800,687)	0.94
Forfeited	(708,187)	1.68
Outstanding at December 31, 2025	1,165,360	$2.29

The grant-date fair values of the RSUs are based on the Company’s stock price as of the grant dates.

Share-based compensation expense related to the vesting of RSUs was $2.5 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

18. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability (CAD exercise price) during the years ended December 31, 2025 and 2024:

Amount
Balance, December 31, 2023	$102,284
Change in fair value	(84,449)
Foreign exchange	(3,521)
Balance, December 31, 2024	$14,314
Change in fair value	(13,233)
Foreign exchange	112
Balance, December 31, 2025	$1,193

The following assumptions were used to determine the fair value of the warrant liability (CAD exercise price) using the Black-Scholes option pricing model:

	December 31, 2025	December 31, 2024
Share price	CAD$0.53	CAD$1.19
Term, in years	1.75	2.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.59%	2.85%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The following is a summary of liability-classified warrants outstanding (CAD exercise price) as of December 31, 2025 and 2024, and changes during the years then ended:

		Weighted-average
	Number of	exercise price
	warrants	(CAD)
Outstanding, December 31, 2023	757,911	$22.61
Warrants expired	(633,981)	25.14
Outstanding, December 31, 2024 and December 31, 2025	123,930	$9.68

(b) Liability-classified warrants having USD exercise price

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through December 31, 2025, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants will be reclassed back to equity-classified warrants after the Company successfully increases its common share authorization.

The following is a summary of changes in the value of the warrant liability (USD exercise price) during the years ended December 31, 2025 and 2024:

Amount
Balance, December 31, 2024	$-
Reclass equity classified warrants to warrant liability	9,059,762
Change in fair value	(7,434,123)
Balance, December 31, 2025	$1,625,639

The following assumptions were used to determine the fair value of the warrant liability (USD exercise price) using the Black-Scholes option pricing model:

	December 31, 2025	July 18, 2025
Share price	$0.385	$1.52
Term, in years	1.55-4.55	2.00-5.00
Exercise price	$1.00-$87.85	$1.00-$87.85
Expected volatility	110.33%-116.75%	108.9%-119.11%
Risk-free interest rate	2.55%-2.90%	2.82%-3.10%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The following is a summary of liability-classified warrants outstanding (USD exercise price) as of December 31, 2025 and 2024, and changes during the years then ended:

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2024	-	$-
Reclass equity classified warrants to warrant liability	8,439,638	9.54
Outstanding, December 31, 2025	8,439,638	$9.54

(c) Equity-classified warrants

As discussed in Note 15, in connection with the registered offerings that closed on July 9, 2025 and July 18, 2025, the Company issued underwriter warrants as additional consideration to the underwriter.

On July 9, 2025, 968,421 warrants were issued to the underwriter, representing 10% of the common shares issued in the offering. The warrants have a strike price of $1.14 per warrant and are exercisable for a period of five years. The total fair value of the underwriter warrants issued was $1.8 million, and included within additional paid-in capital on the consolidated balance sheet.

On July 18, 2025, 5,016,666 warrants were issued to the underwriter, representing 10% of the common shares issued in the offering. The warrants have a strike price of $1.80 per warrant and are exercisable for a period of five years. The total fair value of the underwriter warrants issued was $5.9 million, and included within additional paid-in capital on the consolidated balance sheet.

On July 1, 2025, 600,000 warrants were issued to Dialectic for services. The warrants have an exercise price of $1.00 and are exercisable for a period of three years. The total fair value of the warrants issued was $0.3 million, and included within General and administrative expense on the consolidated statement of operations and comprehensive loss.

As discussed in Note 4 above in conjunction with the acquisition of FaZe, the Company issued 775,415 warrants with an acquisition fair value of $26 thousand, included in the FaZe acquisition purchase price consideration.

As discussed in Note 15, in conjunction with the PIPE Financing on March 7, 2024, 1,079,136 warrants were issued with an exercise price of $1.55 and a contractual term of 5 years. The relative fair value of the warrants of $1.1 million was estimated using the Black-Scholes option pricing model with the following assumptions: share price of $1.56, expected dividend yield of 0%, expected volatility rate of 120.00%, based on the historical volatility of comparable companies, a risk free rate of 3.36% and an expected life of 5 years. The warrants have an exercise price in USD and are equity-classified.

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through December 31, 2025, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants will be reclassed back to equity-classified warrants after the Company successfully increases its common share authorization.

The following is a summary of equity-classified warrants outstanding as of December 31, 2025 and 2024, and changes during the years then ended:

		Weighted-average
	Number of	exercise price
	warrants	(USD)
Outstanding, December 31, 2023	877,891	$60.00
Warrants expired	(877,891)	60.00
PIPE Financing	1,079,136	1.55
Acquisition of FaZe	775,415	87.85
Outstanding, December 31, 2024	1,854,551	$37.63
Registered offerings - Underwriter warrants	5,985,087	1.69
Issuance for services	600,000	1.00
Reclass equity classifed warrants to warrant liability	(8,439,638)	9.54
Outstanding, December 31, 2025	-	$-

19. Related party transactions

(a) Convertible debenture with a director of the Company as counterparty

On September 1, 2022, Engine extended convertible debentures that were due to expire in October and November 2022 with an aggregate principal amount of $1.3 million. Key terms include (a) maturity date of August 31, 2025, (b) interest rate of 7% (interest to be paid in full at maturity) and (c) conversion price of $4.40. The convertible debenture is beneficially held by Stu Porter, a director of the Company. The convertible debenture matured in the third quarter of 2025 (see Note 13).

(b) Promissory note with significant investor

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

In July 2025, the Company paid $2.1 million, principal and accrued interest, to pay the promissory note in full.

20. Commitments and contingencies

Contingencies

Allinsports - A September 2021 decision issued by an arbitrator located in Alberta, Canada, directed the Company to issue 241,666 shares to Allinsports in connection with a dispute over whether certain closing conditions in the acquisition agreement for Allinsports had been met. The Company recognized a liability for the arbitration ruling of $1.5 million, which represented the fair value of the common shares directed to be delivered as of April 11, 2023. The liability is recorded as arbitration reserve on the Company’s consolidated balance sheets. This liability will be adjusted to fair value at the end of each reporting period.

SPAC Complaint – In June 2024, a complaint was filed in Delaware Chancery Court by Nathan Carter (“Plaintiff” ), a purported stockholder of B. Riley Principal 150 Merger Corp. (“BRPM”),  against several former directors of BRPM, Faze Holdings, Inc.’s predecessor, and several other BRPM affiliated entities, challenging the disclosures made in connection with the July 2022 merger between BRPM and Faze Holdings. The Company is required to indemnify certain of the defendants due to its subsequent acquisition of FaZe Holdings. As previously reported, the Company, the Plaintiff and the defendants entered into a settlement agreement in February 2025 (the “Settlement Agreement”) pursuant to which the parties agreed to terms resolving the matter, which were later approved by the Court of Chancery. Under the Settlement Agreement, the Company and BRPM agreed to pay to Plaintiff a total of $3.25 million in cash, $2.15 million of which the Company had the option to pay in the form of shares of its Common Stock in lieu of cash. As of the date of this Annual Report, the Company and BRPM have made the required settlement payment amounts in cash in full, and as a result the litigation has been resolved.

Reid v. GameSquare Holdings, Inc., et al. – A Complaint was filed on December15, 2025, in the United States District Court, Northern District of Texas by Kevin Reid against GameSquare Holdings, Inc., its former President, Louis Schwartz and its Chief Executive Officer, Justin Kenna. The plaintiff alleges that he was induced by the defendants’ misrepresentations about the Company to purchase GameSquare stock and seeks damages of approximately $5 million under Texas law. The Company does not believe the claims have merit and intends to vigorously defend the matter. The Company is also indemnifying Mr. Schwartz in this matter, who is represented by separate counsel.

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Both claim that Mr. Reid has failed to state a claim upon which relief can be granted, in particular because the alleged statements are not actionable.

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

Newsweek Settlement

On August 25, 2025, GameSquare entered into a Settlement Agreement by and among the Company, its subsidiary, Frankly Media, and Newsweek to resolve certain claims and disputes between the Company and Frankly Media on the one hand, and Newsweek on the other, Litigation related to their respective obligations under a Advertising Agreement.

The Settlement Agreement did not give rise to any new or incremental payment obligations beyond amounts previously owed under the Advertising Agreement. Rather, it memorialized and restructured the Company’s and Frankly Media’s existing payment obligations, which totaled $3,236,663.76 as of the settlement date. That amount is payable through an initial payment of $500,000 upon execution of the Settlement Agreement, followed by monthly installments of $250,000 through June 1, 2026, with the final payment adjusted to reflect the remaining outstanding balance. The Company and Frankly Media also agreed to remit to Newsweek any advertising revenues generated under the Advertising Agreement but not previously remitted as of June 30, 2025.

In addition, the Company agreed that, if it raises debt or equity financing, it will make supplemental payments of $500,000 for each $10 million of financing received, up to full satisfaction of the obligations under the Settlement Agreement. The Company has guaranteed the obligations of Frankly Media under the Settlement Agreement, and in the event of a breach or default, the entire remaining balance of the debt will become immediately due and payable.

Commitments

In August and September 2025, the Company entered into an agency services agreement with Anime Foundation. The agreements contain a requirement that the Company acquire $1.5 million of ANIME tokens in the open market. In September and October 2025, $0.5 million or 33.7 million ANIME tokens were purchased in the open market as partial fulfillment required under the contract. As of December 31, 2025, an additional $1 million was outstanding under this commitment. The remaining ANIME tokens were purchased in February and March 2026. No remaining commitment is outstanding.

21. Discontinued operations and assets held for sale

(a) Complexity

As discussed in Note 4, on March 1, 2024, the Company sold Complexity and recognized a gain on disposition of $3.0 million, resulting in Complexity meeting the requirements for presentation as discontinued operations.

The Company recognized a pretax net loss of $1.4 million for the year ended December 31, 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Complexity. The pretax net loss of $1.4 million during the year ended December 31, 2024, includes revenue of $1.0 million, cost of revenue of $0.9 million, and operating expenses of $1.5 million.

Complexity had amortization and depreciation of $0.2 million for the year ended December 31, 2024. Complexity did not have significant capital expenditures or significant noncash activity during the periods presented.

(b) FaZe Media

As discussed in Note 4, on April 1, 2025, the Company sold FaZe Media and recognized a gain on disposition of $3.0 million, resulting in FaZe Media meeting the requirements for presentation as discontinued operations.

The Company recognized a pretax net loss of $2.6 million and $8.8 million for the year ended December 31, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.6 million during the year ended December 31, 2025, includes revenue of $6.4 million, cost of revenue of $6.4 million, and operating expenses of $2.6 million. The pretax net loss of $8.8 million during the year ended December 31, 2024, includes revenue of $21.8 million, cost of revenue of $18.2 million, and operating expenses of $12.4 million.

FaZe Media had amortization and depreciation of $0.3 million and $1.3 million for the year ended December 31, 2025 and 2024. FaZe Media did not have significant capital expenditures or significant noncash activity during the periods presented.

(c) Frankly

During the third quarter of 2025, the Company executed a plan to discontinue the operations of Frankly, following a strategic decision to focus the Company’s resources on its full-service creative agency, SaaS and newly launched digital asset treasury. Subsequent to the Frankly asset disposal (see Note 4), the business of Frankly that remained was its legacy programmatic advertising operation. Given its single digit-gross margins and operating losses, management deemed it in the best interest of the Company to discontinue operations of Frankly. During the year ended December 31, 2025, Frankly met the requirements to be reported as discontinued operations.

The Company recognized a pretax net loss of $12.3 million and $12.0 million for the years ended December 31, 2025 and 2024, in net income (loss) from discontinued operations in the consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $12.3 million during the year ended December 31, 2025, includes revenue of $15.4 million, cost of revenue of $15.2 million, and operating expenses of $12.5 million. The pretax net loss of $12.0 million during the year ended December 31, 2024, includes revenue of $46.9 million, cost of revenue of $44.7 million, and operating expenses of $14.2 million.

Frankly had amortization and depreciation of $0.1 million and $0.6 million for the years ended December 31, 2025 and 2024. Frankly did not have significant capital expenditures or significant noncash activity during the periods presented outside of the following: a) Frankly recorded a non-cash impairment charge to goodwill and intangible assets of $8.5 million during the year ended December 31, 2025 (see Note 9); and b) Frankly recorded a non-cash impairment charge of $2.1 million on promissory notes receivable and c) Frankly recorded a non-cash loss on disposition of assets of $8.3 million during the year ended December 31, 2024 (see Note 4).

22. Revenue and Segmented Information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the operating segment results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of December 31, 2025, the Company is organized into the four operating segments, which also represent its four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Year ended December 31, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$12,779,530	$-	$-	$12,779,530
Agency	1,356,524	16,037,141	5,439,669	3,665,582	26,498,916
SaaS and managed services	-	1,510,249	3,069,862	-	4,580,111
Yield	-	1,140,745	-	-	1,140,745
Total Revenue	1,356,524	31,467,665	8,509,531	3,665,582	44,999,302
Cost of sales
Owned and Operated IP	-	8,160,020	-	-	8,160,020
Agency	987,233	9,146,455	3,625,804	2,713,931	16,473,423
SaaS and managed services	-	455,187	395,095	-	850,282
Yield	-	-	-	-	-
Total Cost of sales	987,233	17,761,662	4,020,899	2,713,931	25,483,725
Gross profit
Owned and Operated IP	-	4,619,510	-	-	4,619,510
Agency	369,291	6,890,686	1,813,865	951,651	10,025,493
SaaS and managed services	-	1,055,062	2,674,767	-	3,729,829
Yield	-	1,140,745	-	-	1,140,745
Total Gross profit	$369,291	$13,706,003	$4,488,632	$951,651	$19,515,577

	Year ended December 31, 2024
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$10,260,462	$-	$-	$10,260,462
Agency	1,342,578	10,747,244	-	-	12,089,822
SaaS and managed services	-	2,101,130	3,092,442	-	5,193,572
Yield	-	-	-	-	-
Total Revenue	1,342,578	23,108,836	3,092,442	-	27,543,856
Cost of sales
Owned and Operated IP	-	8,246,931	-	-	8,246,931
Agency	1,052,436	7,848,758	-	-	8,901,194
SaaS and managed services	-	566,282	375,543	-	941,825
Yield	-	-	-	-	-
Total Cost of sales	1,052,436	16,661,971	375,543	-	18,089,950
Gross profit
Owned and Operated IP	-	2,013,531	-	-	2,013,531
Agency	290,142	2,898,486	-	-	3,188,628
SaaS and managed services	-	1,534,848	2,716,899	-	4,251,747
Yield	-	-	-	-	-
Total Gross profit	$290,142	$6,446,865	$2,716,899	$-	$9,453,906

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	December 31, 2025	December 31, 2024
USA	$70,362	$297,727
Australia	40,245	-
United Kingdom	-	1,337
Spain	3,447	4,886
Total	$114,054	$303,950

23. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,626,832	$1,626,832
Arbitration reserve	93,041	-	-	93,041

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$14,314	$14,314
Arbitration reserve	199,374	-	-	199,374
Convertible debt	-	-	16,390,488	16,390,488

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

24. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through April 8, 2026, the date at which the consolidated financial statements were available to be issued and determined there were no additional items to be disclosed other than those described below.

Asset Purchase Agreement and Preferred Stock Issuance – TubeBuddy

On February 20, 2026, GameSquare Holdings, Inc., TubeBuddy, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company (“Buyer”), Ben Group, Inc., a Nevada corporation (“Ben Group”), and TubeBuddy, LLC, a California limited liability company (“TB LLC”, and together with Ben Group, “Seller”), entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which the Seller has agreed to sell to Buyer and Buyer has agreed to purchase from Seller substantially all the assets, and certain specified liabilities, of the Seller relating to software which utilizes search engine optimization, bulk processing, workflow, and other tools for social media and content creation (the “Transaction”). As consideration for the Transaction, the Company issued to Seller 5,000,000 shares of newly designated Series A-2 Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-2 Preferred Stock”).

Pursuant to the Asset Purchase Agreement, the Company agreed to file a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) on or prior to April 30, 2026 and to hold a related meeting of stockholders for the purposes of obtaining the approval (the “Shareholder Approval”) of the holders of the Company’s capital stock to authorize a sufficient number of additional shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), to allow for the conversion of the Series A-2 Preferred Stock into Common Stock in accordance with, and pursuant to the terms and conditions set forth in, the Certificate of Designation (as defined below). The Company agreed to hold a meeting of stockholders to seek the Shareholder Approval no later than 120 days after the closing of the Transaction. If the Company fails to obtain the Shareholder Approval by September 30, 2026 (the “Shareholder Approval Deadline”), the Company shall pay to Seller an aggregate amount equal to $3,500,000 plus accrued interest, $2,350,000 (plus accrued interest) of which shall be payable within five business days of the Shareholder Approval Deadline and $1,150,000 of which shall be payable within five business days after the 18-month anniversary of the closing of the Transaction, as set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement also provides for deferred consideration upon the occurrence of certain events. Under the Asset Purchase Agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as - converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the Transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as - converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or (y) the Seller or its affiliates sells any of such shares prior the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000.

The Asset Purchase Agreement contains representations and warranties, and covenants of the Company, Buyer and Seller, and indemnification rights of the parties after the closing of the Transaction that are customary for transactions of this type.

In connection with the Transaction, on February 20, 2026, the Company filed the Certificate of Designation of Series A-2 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware, which designated 5,000,000 shares of Series A-2 Preferred Stock.

Each share of Series A-2 Preferred Stock was issued with an initial liquidation value of $1.00 per share, subject to adjustments for stock splits, combinations and similar transactions. Upon the receipt of the Shareholder Approval, each share of Series A-2 Preferred Stock shall automatically convert into one share of Common Stock subject to adjustment for certain corporate events as set forth in the Certificate of Designation.

Each share of Series A-2 Preferred Stock is entitled to vote with the holders of the Common Stock, voting together as a single class, with respect to any matters presented to the stockholders of the Company. Each share of Series A-2 Preferred Stock is entitled to a number of votes equal to 3.86 shares of Common Stock (subject to standard adjustments for reverse and forward stock splits and similar transactions), provided such number of votes shall not exceed 19.99% of the outstanding number of Common Stock as provided in the Certificate of Designation. In connection with the Transaction, Seller agreed to vote its shares of Series A-2 Preferred Stock in favor of authorizing an increase to the number of authorized Common Stock of the Company.

The Series A-2 Preferred Stock ranks senior to all junior securities, including Common Stock, and ranks on parity with the Company’s Series A-1 Preferred Stock. The Series A-2 Preferred Stock will participate equally in any dividends declared to holders of Common Stock.

Amended and Restated Voting Proxy

In connection with the TubeBuddy Asset Purchase Agreement, the Seller agreed to vote the shares of the Company’s Series A-2 Preferred Stock held by it in favor of a proposal to authorize an increase in the number of shares of the Company’s authorized Common Stock. Following the closing of the transaction, the Seller transferred its Series A-2 Preferred Stock to a related parent entity. In connection with such transfer, the Seller executed an amendment to the original voting proxy pursuant to which the parent entity acknowledged and agreed to be bound by the obligation to vote the transferred shares of Series A-2 Preferred Stock in favor of authorizing an increase in the number of authorized shares of the Company’s common stock.

Share Buyback

Subsequent to December 31, 2025, GameSquare repurchased 2,006,073 shares of its common stock for $768,688, representing an average price of approximately $0.3721. Following these transactions, the Company has $2.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

ETH backed short-term promissory notes

As of December 31, 2025 the Company had $2 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 1,075 ETH with a fair value of $3.2 million, resulting in a collateral coverage ratio of approximately 159%.

In February and March 2026, the Company expanded its borrowings under ETH-backed promissory notes from $2 million to $9.5 million. The Company intends to extend the terms of the underlying borrowings until the price of ETH returns to levels that exceed the Company’s average cost per ETH.

Justin Kenna Amended and Restated Employment Agreement

On January 16, 2026, the Board of the Company appointed the Company’s current Chairman and Chief Executive Officer, Justin Kenna, as President of the Company, effective immediately. In connection with Mr. Kenna’s appointment as President, the Company and Mr. Kenna entered into an amended and restated employment agreement, effective January 1, 2026 (the “Employment Agreement”), which supersedes Mr. Kenna’s prior employment agreement with the Company, dated July 7, 2023. The Employment Agreement provides that Mr. Kenna will serve as Chief Executive Officer and President, reporting to the Board, for a term of three years beginning January 1, 2026, with automatic one-year renewals unless either party provides at least 120 days’ written notice of non-renewal prior to the expiration of the then-current term. Mr. Kenna will receive an initial annual base salary of $660,000, with automatic annual increases of 3.5% effective as of the second and third anniversary of the effective date of the Employment Agreement, unless the Board provides timely notice to the contrary. He is also eligible to participate in the Company’s annual bonus plan, with a target bonus opportunity of up to $400,000 per year, based on the achievement of performance metrics established by the Board. In addition, Mr. Kenna will receive a one-time grant of 500,000 RSUs under the Company’s 2024 Stock Incentive Plan (the “Plan”), which will vest immediately upon issuance. For each full year of service, Mr. Kenna will also receive an annual grant of 500,000 RSUs and an option to purchase up to 500,000 shares of the Company’s common stock, each subject to vesting schedules as set forth in the Employment Agreement and made pursuant to the Plan, which the Company intends to grant on or about the applicable anniversary of the effective date of the Employment Agreement. The Employment Agreement entitles Mr. Kenna to participate in the Company’s benefit plans, including health, dental, vision, life, and disability insurance, as well as certain ancillary benefits such as an auto allowance, reimbursement for mobile phone use, and club memberships. In the event Mr. Kenna’s employment is terminated by the Company without cause, and subject to his execution of a customary release and other applicable terms, Mr. Kenna will be entitled to: (A) payment of all accrued but unpaid wages through the termination date; (B) separation pay equal to twelve months of his then-current salary, paid over twelve months in accordance with the Company’s regular payroll practices; (C) reimbursement for COBRA premiums necessary to continue family coverage under the Company’s group health plan for up to twelve months, provided he is eligible and elects such coverage, and subject to COBRA’s maximum payment limits; and (D) pro rata vesting of all outstanding equity awards through the end of the twelve-month severance period, with any performance-based awards prorated for active employment and paid in accordance with the terms of the applicable performance plan and actual performance results. The Employment Agreement also contains customary confidentiality, non-competition, and non-solicitation provisions.

Amaree Tanawong Employment Agreement

On February 2, 2026, the Company appointed Amaree Tanawong as Chief Operating Officer of the Company. In connection with Ms. Tanawong’s appointment as Chief Operating Officer, the Company and Ms. Tanawong entered into an employment agreement, dated February 2, 2026. Ms. Tanawong’s Employment Agreement has no specific term and constitutes at-will employment. Ms. Tanawong will receive an initial annual base salary of $350,000. She is also eligible to participate in the Company’s annual bonus plan, with a target minimum bonus amount of $35,000 for her first year of employment, increasing to an amount equal to up to 50% of her annual salary in subsequent years, in each case, based on the achievement of performance metrics established by the Company’s Board of Directors. In addition, Ms. Tanawong will receive a one-time grant of 50,000 RSUs under the Company’s Plan, which will vest 30 days following the date of grant. Ms. Tanawong will also receive (i) options to purchase up to 470,570 shares of the Company’s common stock (the “Options”) and (ii) 209,188 restricted stock units (the “LTIP RSUs”). The Options and LTIP RSUs will vest in four equal installments on each of the six-month, 12-month, 18-month and 24-month anniversaries of the grant date, subject to Ms. Tanawong’s continued employment on such dates. The Employment Agreement also entitles Ms. Tanawong to participate in the Company’s benefit plans, including health, dental, vision, life, and disability insurance. In the event Ms. Tanawong’s employment is terminated by the Company without cause, and subject to her execution of a customary release and other applicable terms, Ms. Tanawong will be entitled to separation pay equal to three months of her then-current salary, provided that if such termination subsequent to the one-year anniversary of the date of the Employment Agreement then such amount will be increased by an additional month of her the-current salary for each additional year of service to the Company, subject to a maximum amount of six months of her then-current salary.

Nasdaq Bid Price Requirement

On March 10, 2026, the Company received a notice from Nasdaq indicating that, while the Company has not yet regained compliance with the minimum closing price requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until September 7, 2026 (the “Second Compliance Period”), to regain compliance. According to the notice, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum closing price requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s consolidated financial statements for year ended December 31, 2025, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2025. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025, based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2025, due to the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as such report is not required due to our status as an emerging growth company.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor did any director or officer adopt or terminate any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

On August 1, 2025, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock from time to time. While the repurchase program permits repurchases to be effected through various means, including pursuant to a Rule 10b5-1 trading plan, the Company has not adopted any Rule 10b5-1 trading arrangement in connection with the repurchase program as of the date of this Annual Report.

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

Item 11. Executive Compensation

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed.

Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant date or for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant stock options four business days before or one business day following the release of material non-public information.

The additional information required in Item 11 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The additional information required in Item 13 is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information in Item 14 has been omitted from this report, and is incorporated by reference to the information in the Proxy Statement, which will be filed with the SEC no later than 120 days subsequent to December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
2.1	Equity Purchase Agreement dated as of September 11, 2025, by and among GameSquare Holdings, Inc., Emma Jane Holdings Pty Ltd as Trustee for the Emma Jane Trust, El Watkins Investments Pty Ltd as Trustee for the El Watkins Investment Trust, GM Watkins Pty Ltd as Trustee for the GM Watkins Trust, Matthew Palaje, individually, and Phiroz Austin, individually, and Grace Watkins, solely in her capacity as the representative of the Sellers (incorporated by reference to 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2025).
2.2	Agreement and Plan of Merger, dated as of October 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K filed with the SEC on October 20, 2023).
2.3	First Amendment to Agreement and Plan of Merger, dated as of December 19, 2023, by and among Registrant, GameSquare Merger Sub I, Inc., and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 6-K, filed with the SEC on December 22, 2023).
2.4	Contribution Agreement, dated May 15, 2024, by and among the Company, FaZe Holdings Inc., Faze Media Holdings, LLC and FaZe Media Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
2.5	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
2.6	Asset Purchase Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
3.1	Certificate of Incorporation of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
3.2	Certificate of Designation of Series A-1 Convertible Preferred Stock of GameSquare Holdings, Inc., dated as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).
3.3	Certificate of Designation of Series A-2 Convertible Preferred Stock of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).
3.4	Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).
4.3	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2025).
4.4	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
4.5	Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
4.6	Form of Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
4.7	Form of Convertible Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
10.1	Registration Rights Agreement, dated February 20, 2026, by and among Ben Group, Inc., TubeBuddy, LLC, TubeBuddy, Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).
10.2	Asset Purchase Agreement, dated February 20, 2026, by and among Ben Group, Inc., TubeBuddy, LLC, TubeBuddy, Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).
10.3	Employment Agreement, dated February 2, 2026, between the Company and Amaree Tanawong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2026).
10.4	Amended and Restated Employment Agreement, effective January 1, 2026, between the Company and Mr. Kenna (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).
10.5	Separation Agreement dated as of December 31, 2025, by and between the Company and Lou Schwartz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 31, 2025).

10.6	Exchange Agreement by and among GameSquare Holdings, Inc., FaZe Media Holdings, LLC, and Gigamoon Media, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2025).
10.7	Settlement Agreement and Release dated as of August 11, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2025).
10.8	Subscription Agreement between GameSquare Holdings, Inc. and Robert Leshner dated as of July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).
10.9	Consent and Waiver of Series A-1 Preferred Stock Equity Issuance by Lucid Capital Markets, LLC, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).
10.10	At-The-Market Sales Agreement between GameSquare Holdings, Inc., and ThinkEquity LLC dated June 27, 2025 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.11	Promissory Note, dated as of March 25, 2025, by and between GameSquare Holdings, Inc. and Blue & Silver Ventures, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).
10.12	Security Agreement, dated as of March 25, 2025, by and between GameSquare Holdings, Inc. and Blue & Silver Ventures, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).
10.13	Amendment to the GameSquare Holdings Inc. 2024 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 16, 2025).
10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2024).
10.16	Membership Interest Purchase Agreement, dated as of March 1, 2024, by and among Global Esports Properties, LLC, GameSquare Esports (USA), Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.17	Secured Promissory Note, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.18	Security Agreement, dated as of March 1, 2024, by and between Global Esports Properties, LLC and GameSquare Esports (USA), Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).
10.19	Asset Purchase Agreement, dated as of November 10, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.20	Amendment No. 1 to the Asset Purchase Agreement, dated as of December 15, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.21	Amendment No. 2 to the Asset Purchase Agreement, dated as of December 22, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.22	Amendment No. 3 to the Asset Purchase Agreement, dated as of December 27, 2023, by and among Frankly Media LLC, GameSquare Holdings, Inc., and SoCast Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.23	Financing and Security Agreement dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 6-K filed with the SEC on September 27, 2023).
10.24	Trademark and License Agreement, dated May 15, 2024, between the Company and Faze Media, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.25	Registration Rights Agreement, dated May 15, 2024, between the Company and Faze Media Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
10.26	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).

10.27	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.28	Transition Services Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.29	Service Order, dated as of May 31, 2024, by and between Frankly Media LLC and UNIV, Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.30	Promissory Note, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.31	Security Agreement, dated as of May 31, 2024, by and between Frankly Media LLC and XPR Media LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.32	Secondary Preferred Stock Purchase Agreement, dated as of June 17, 2024, by and among FaZe Media Holdings, LLC, M40A3 LLC, Gigamoon Media LLC, and FaZe Media, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.33	Amended and Restated License Agreement by and between the Company and FaZe Media, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.34	Standby Equity Purchase Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.35	Form of Convertible Promissory Note issued to YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.36	Registration Rights Agreement, dated July 8, 2024, between GameSquare Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 9, 2024).
10.37	Standstill and Repayment Agreement by and between GameSquare Holdings, Inc. and YA II PN, Ltd., dated as of November 5, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.38	Note Purchase Agreement, dated November 13, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024).
19	GameSquare Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
21.1**	Subsidiaries of GameSquare Holdings, Inc.
23.1**	Consent of Kreston GTA LLP.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

**	Filed herewith.
***	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2026	GameSquare Holdings, Inc.

	By:	/s/ Justin Kenna
Justin Kenna Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Kenna	Chief Executive Officer and Director	April 8, 2026
Justin Kenna	(Principal Executive Officer)

/s/ Michael Munoz	Chief Financial Officer	April 8, 2026
Michael Munoz	(Principal Financial Officer)

/s/ Stuart Porter	Director	April 8, 2026
Stuart Porter

/s/ Tom Walker	Director	April 8, 2026
Tom Walker

/s/ Travis Goff	Director	April 8, 2026
Travis Goff

/s/Jeremi Gorman	Director	April 8, 2026
Jeremi Gorman

/s/ Paul Hamilton	Director	April 8, 2026
Paul Hamilton

