Form 10-Q
period 2026-03-31
GameSquare Holdings, Inc.
filed 2026-05-14
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on May 14, 2026
Common Stock - $0.0001 par value	93,696,723

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash	$2,357,661	$4,604,781
Restricted cash	1,837,998	1,769,552
Accounts receivable, net	10,692,528	8,733,159
Digital assets	22,836,912	5,987,720
Government remittances	317,364	343,488
Prepaid expenses and other current assets	798,193	771,902
Total current assets	38,840,656	22,210,602
Investments	137,023	383,503
Investment in ETH fund	10,680,541	41,374,063
Promissory note receivable, non-current	549,000	549,000
Property and equipment, net	113,073	114,054
Goodwill	8,619,295	5,912,230
Intangible assets, definite lived, net	7,980,779	5,414,452
Intangible assets, indefinite lived	-	1,945,962
Right-of-use assets	1,294,152	1,398,515
Total assets	$68,214,519	$79,302,381
Liabilities, Mezzanine Equity and Shareholders’ Equity
Accounts payable	$20,625,627	$21,929,984
Accrued expenses and other current liabilities	7,012,480	6,788,876
Players liability account	47,535	47,535
Deferred revenue	5,770,860	3,952,295
Current portion of operating lease liability	449,749	441,485
Promissory notes payable, current	9,500,000	2,000,000
Warrant liability	967,429	1,626,832
Deferred purchase consideration	66,399	3,996,548
Arbitration reserve	65,249	93,041
Total current liabilities	44,505,328	40,876,596
Contingent purchase consideration, non-current	2,353,517	807,000
Deferred tax liability	810,704	810,704
Operating lease liability	1,041,033	1,154,341
Total liabilities	48,710,582	43,648,641
Commitments and contingencies (Note 17)
Series A-2 redeemable convertible preferred stock ($0.0001 par value, 50,000,000 authorized, 5,000,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1,769,744	-
Total Mezzanine equity	1,769,744	-
Series A-1 convertible preferred stock ($0.0001 par value, 50,000,000 authorized, 3,433 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	3,924,296	3,924,296
Common stock ($0.0001 par value, 100,000,000 shares authorized, 95,761,215 and 98,066,751 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	9,577	9,807
Additional paid-in capital	194,335,860	195,158,882
Treasury stock	-	(580,715)
Accumulated other comprehensive loss	(559,029)	(586,991)
Accumulated deficit	(179,976,511)	(162,271,539)
Total shareholders’ equity	17,734,193	35,653,740
Total liabilities, mezzanine equity and shareholders’ equity	$68,214,519	$79,302,381

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$14,503,721	$7,439,124
Cost of revenue	8,931,440	4,281,199
Gross profit	5,572,281	3,157,925
Operating expenses:
General and administrative	4,439,647	3,707,625
Selling and marketing	2,143,014	1,335,761
Research and development	610,802	654,053
Depreciation and amortization	430,250	204,131
Contract exit costs	150,855	617,213
Other operating expenses	1,171,697	745,377
Total operating expenses	8,946,265	7,264,160
Loss from continuing operations	(3,373,984)	(4,106,235)
Other income (expense), net:
Interest income (expense)	(329,101)	26,586
Change in fair value of convertible debt carried at fair value	-	333,477
Change in fair value of warrant liability	659,383	5,347
Arbitration settlement reserve	27,792	55,583
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(14,592,149)	-
Other income (expense), net	(2,593)	(73,464)
Total other income (expense), net	(14,236,668)	347,529
Loss from continuing operations before income taxes	(17,610,652)	(3,758,706)
Income tax expense	-	-
Net income (loss) from continuing operations	(17,610,652)	(3,758,706)
Net income (loss) from discontinued operations	(94,320)	(3,415,030)
Net loss	(17,704,972)	(7,173,736)
Net loss attributable to non-controlling interest	-	2,018,132
Net loss attributable to GameSquare Holdings, Inc.	$(17,704,972)	$(5,155,604)

Comprehensive loss, net of tax:
Net loss	$(17,704,972)	$(7,173,736)
Change in foreign currency translation adjustment	27,962	162,526
Comprehensive loss	(17,677,010)	(7,011,210)
Comprehensive loss attributable to non-controlling interest	-	2,018,132
Comprehensive loss	$(17,677,010)	$(4,993,078)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.18)	$(0.10)
From discontinued operations	(0.00)	(0.04)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.18)	$(0.14)
Weighted average common shares outstanding - basic and diluted	97,334,103	36,719,712

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Preferred stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	Shares	Amount	capital	stock	(loss) income	deficit	interest	equity

Balance, January 1, 2026	98,066,751	$9,807	3,433	$3,924,296	$195,158,882	$(580,715)	$(586,991)	$(162,271,539)	$-	$35,653,740
Restricted share units exercised	799,324	80	-	-	(80)	-	-	-	-	-
Share-based compensation - options and RSUs	-	-	-	-	527,686	-	-	-	-	527,686
Treasury stock	-	-	-	-	-	(770,223)	-	-	-	(770,223)
Cancellation of treasury stock	(3,104,860)	(310)	-	-	(1,350,628)	1,350,938	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	27,962	-	-	27,962
Net loss	-	-	-	-	-	-	-	(17,704,972)	-	(17,704,972)
Balance, March 31, 2026	95,761,215	$9,577	3,433	$3,924,296	$194,335,860	$-	$(559,029)	$(179,976,511)	$-	$17,734,193

Balance, January 1, 2025	32,635,995	$3,264	-	$-	$119,438,370	$-	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Conversion of convertible debt	5,032,233	503	-	-	3,991,735	-	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,094,891	109	-	-	1,499,891	-	-	-	-	1,500,000
Restricted share units exercised	62,500	6	-	-	(6)	-	-	-	-	-
Share-based compensation - options and RSUs	-	-	-	-	28,998	-	-	-	-	28,998
Other comprehensive loss	-	-	-	-	-	-	162,526	-	-	162,526
Net loss	-	-	-	-	-	-	-	(5,155,604)	(2,018,132)	(7,173,736)
Balance, March 31, 2025	38,825,619	$3,882	-	$-	$124,958,988	$-	$(46,091)	$(127,326,660)	$12,924,155	$10,514,274

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,704,972)	$(7,173,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	434,352	581,795
Amortization of operating lease right-of-use assets	104,363	176,084
Unrealized (gain) loss on investment in ETH fund	579,967	-
Realized (gain) loss on investment in ETH fund	11,777,580	-
Unrealized (gain) loss on digital assets	385,836	-
Realized (gain) loss on digital assets	1,848,766	-
Yield on digital assets	(1,243)	-
Yield on investment in ETH fund	33,145	-
Accretion of promissory note receivable	-	(304,283)
Change in fair value of contingent purchase consideration	80,852
Change in fair value of warrant liability	(659,383)	(5,347)
Change in fair value of arbitration reserve	(27,792)	(55,583)
Change in fair value of convertible debt carried at fair value	-	(333,477)
Share-based compensation	527,686	28,998
Changes in operating assets and liabilities:
Accounts receivable, net	(1,927,099)	3,025,061
Government remittances	26,124	(30,808)
Prepaid expenses and other current assets	24,733	432,637
Accounts payable, accrued expenses and other current liabilities	(1,228,552)	(4,755,822)
Deferred revenue	(588,582)	7,942
Operating lease liability	(105,044)	(175,826)
Net cash used in operating activities	(6,419,263)	(8,582,365)
Cash flows from investing activities:
Purchase of property and equipment	(3,163)	(75,410)
Purchase of intangible assets	-	(300,000)
Purchase of digital assets	(1,000,000)	-
Proceeds from sale of digital assets	651,237	-
Proceeds from sale of intangible assets, indefinite lived	1,515,000	-
Proceeds from sale of investments	250,000
Payment of deferred purchase consideration	(3,930,149)	-
Net cash used in investing activities	(2,517,075)	(375,410)
Cash flows from financings activities:
Payment for acquisition of treasury stock	(770,223)	-
Proceeds from payments on promissory notes receivable, net	-	112,500
Proceeds from issuance of promissory notes payable	7,500,000	2,000,000
Proceeds (repayments) on line of credit, net	-	(650,282)
Net cash provided by financing activities	6,729,777	1,462,218
Effect of exchange rate changes on cash and restricted cash	27,887	159,538
Net increase (decrease) in cash and restricted cash	(2,178,674)	(7,336,019)
Cash and restricted cash, beginning of period	6,374,333	13,148,980
Cash and restricted cash, end of period	$4,195,659	$5,812,961

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three months ended March 31,
	2026	2025
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$61,539	$164,379
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	136,452	229,251

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of TubeBuddy with Series A-2 Preferred Stock and contingent purchase consideration	$3,235,409	$-
Sale of NFTs for digital assets - ETH	430,962	-
Redemption of digital assets - ETH from ETH fund	18,302,830	-
Conversion of convertible debt	-	3,992,238
Shares issued to settle legal and other amounts payable	-	1,500,000

Reconciliation of cash and restricted cash:

	March 31, 2026	December 31, 2025
Cash	$2,357,661	$4,604,781
Restricted cash	1,837,998	1,769,552
Cash and restricted cash shown in the consolidated statements of cash flows	$4,195,659	$6,374,333

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

GameSquare is primarily engaged in the business described above. However, as a secondary strategy, GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialectic Ellipse Feeder Fund LP (“Dialectic”), a crypto-native asset manager, to implement an Ethereum (“ETH”) based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH based treasury and cash management strategy of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, approximately $63 million ETH and other digital assets, excluding non-fungible tokens (“NFTs”), to support broader growth initiatives across the Company’s platform. During the three months ending March 31, 2026, the Company sold $0.7 million in digital assets and exchanged $0.4 million of NFTs for digital assets. As of March 31, 2026, the total fair market value of the Company’s digital assets, including fair value of ETH in its investment with Dialectic, amounted to $33.5 million.

GameSquare completed its acquisition of Click, an Australian proprietary limited company (“Click”), on September 11, 2025, resulting in the Company acquiring all the issued and outstanding securities of Click.

GameSquare acquired TubeBuddy, Inc. (“TubeBuddy”) on February 20, 2026, a company with powerful search engine optimization, workflow, analytics, and productivity tools powered by proprietary AI, which are used by creators and digital publishers to grow, manage, and monetize their content.

(b) Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the consolidated financial statements. Such adjustments could be material. It is not possible to predict whether the Company will be able to raise adequate financing or ultimately attain profit levels of operations.

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $180.0 million as of March 31, 2026 and of $162.3 million as of December 31, 2025. The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of March 31, 2026, the Company had a working capital deficiency of $5.7 million and of $18.7 million as of December 31, 2025, which is comprised of current assets less current liabilities. The Company has an additional $10.7 million of ETH value held within its investment in ETH fund, which can be redeemed and subsequently sold at its election (subject to the ETH fund’s redemption provisions).

These conditions indicate the existence of a material uncertainty that raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

2. Significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared following generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP for annual financial statements. In management’s opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on April 8, 2026 (the “2025 Form 10-K”).

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

All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company’s material subsidiaries as of March 31, 2026, are as follows:

Name of Subsidiary	Country of Incorporation	Ownership Percentage	Functional Currency
Click Management Pty Ltd	Australia	100.00%	Australian Dollar
Click Media & Management LLC	USA	100.00%	US Dollar
Code Red Esports Ltd.	United Kingdom	100.00%	UK Pound
GameSquare Esports (USA) Inc.	USA	100.00%	US Dollar
Swingman LLC (dba as Zoned)	USA	100.00%	US Dollar
Faze Clan Inc.	USA	100.00%	US Dollar
TubeBuddy, Inc.	USA	100.00%	US Dollar
Stream Hatchet S.L.	Spain	100.00%	Euro
SideQik, Inc.	USA	100.00%	US Dollar

(c) Use of estimates

The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) credit losses on promissory notes receivable; (ii) assumptions used in business combinations, primarily related to management forecasting of operating cash flows; and (iii) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

(d) Concentration of credit risk

The Company places its cash, which may at times be in excess of United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had no customers whose revenue accounted for more than 10% of total revenue for the three months ended March 31, 2026 and 2025.

No customers individually accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025.

(e) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the operating segment results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2026, the Company is organized into the six operating segments, which represent four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield. Talent Agency and Marketing Agency operating segments are combined into Agency reportable segment. B2B SaaS and B2C SaaS operating segments are combined into SaaS and managed services reportable segment.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(f) Revenue recognition

The following table provides a breakdown of the Company’s revenue streams from continuing operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
SaaS	$1,612,045	$744,712
SaaS - Managed services	436,650	350,119
Marketing agency	3,481,731	2,070,329
Talent agency	3,944,194	1,185,457
Content	1,472,648	312
Consumer Products - Merchandise	62,279	(86,632)
Consumer Products - Royalties	1,218,304	533,004
Brand Sponsorships	1,217,552	440,225
Esports	1,090,219	2,201,598
DAT Yield	(31,901)	-
Total Revenue	$14,503,721	$7,439,124

(g) Redeemable convertible preferred stock – Mezzanine equity

The Company accounts for its Series A-2 redeemable convertible preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and applicable SEC guidance, including ASC 480-10-S99.

The Company classifies redeemable convertible preferred stock as temporary equity (mezzanine equity) outside of permanent stockholders’ equity in the consolidated balance sheets because the shares contain redemption features that are not solely within the control of the Company. The redeemable convertible preferred stock is initially recorded at its issuance date fair value, net of issuance costs.

The Company evaluates the terms of the redeemable convertible preferred stock to determine whether any embedded features, including conversion options, redemption features, or other contingent settlement provisions, require bifurcation and separate accounting as derivative instruments pursuant to ASC 815.

Subsequent to initial recognition, the carrying value of the redeemable convertible preferred stock is adjusted for accretion to the redemption value when redemption becomes probable or, if applicable, using the effective interest method or by recognizing changes immediately as they occur pursuant to ASC 480-10-S99. Accretion is recorded as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital and accumulated deficit. As of March 31, 2026, the Company determined the redemption is not probable.

Dividends on redeemable convertible preferred stock, whether declared or cumulative, are recorded in accordance with the terms of the applicable agreements and are reflected as adjustments in arriving at net income (loss) attributable to common stockholders in the calculation of earnings per share.

Upon conversion, redemption, extinguishment, or modification of the redeemable convertible preferred stock, the Company evaluates the transaction to determine the appropriate accounting treatment, including whether the transaction should be accounted for as an extinguishment, modification, or induced conversion in accordance with applicable U.S. GAAP.

The Company reassesses the classification of redeemable convertible preferred stock at each reporting date to determine whether changes in facts or circumstances impact the presentation or accounting treatment of the instrument.

3. Recent accounting pronouncements

The Company reviewed all recently issued accounting standards updates and determined that there were no accounting pronouncements adopted during the period, or not yet adopted, that are expected to have a material impact on the Company’s financial statements or disclosures.

4. Acquisitions and divestitures

(a) Acquisition of TubeBuddy

On February 20, 2026, GameSquare Holdings, Inc., TubeBuddy, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company (“Buyer”), Ben Group, Inc., a Nevada corporation (“Ben Group”), and TubeBuddy, LLC, a California limited liability company (“TB LLC”, and together with Ben Group, “Seller”), entered into an asset purchase agreement, pursuant to the Company acquired substantially all the assets, and certain specified liabilities, of the TubeBuddy relating to software which utilizes search engine optimization, bulk processing, workflow, and other tools for social media and content creation. As consideration for the transaction, the Company issued 5,000,000 shares of its newly designated Series A-2 Redeemable Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-2 Preferred Stock”).

Pursuant to the asset purchase agreement, the Company agreed to file a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) on or prior to April 30, 2026 and to hold a related meeting of stockholders for the purposes of obtaining the approval (the “Shareholder Approval”) of the holders of the Company’s capital stock to authorize a sufficient number of additional shares of common stock of the Company, par value $0.0001 per share, to allow for the conversion of the Series A-2 Preferred Stock into common stock in accordance with, and pursuant to the terms and conditions set forth in, the Certificate of Designation (as defined below). The Company agreed to hold a meeting of stockholders to seek the Shareholder Approval no later than 120 days after the closing of the transaction. The Company has a meeting scheduled for June 18, 2026. If the Company fails to obtain the Shareholder Approval by September 30, 2026 (the “Shareholder Approval Deadline”), the Company shall pay to Seller an aggregate amount equal to $3,500,000 plus accrued interest, $2,350,000 (plus accrued interest) of which shall be payable within five business days of the Shareholder Approval Deadline and $1,150,000 of which shall be payable within five business days after the 18-month anniversary of the closing of the transaction, as set forth in the asset purchase agreement. The Series A-2 redeemable convertible preferred stock, including the embedded redemption feature and conversion feature, was accounted for as mezzanine (temporary) equity. Refer to Note 11 for further discussion on the accounting treatment of the Series A-2 redeemable convertible preferred stock.

The asset purchase agreement also provides for deferred consideration upon the occurrence of certain events. Under the asset purchase agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as-converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as-converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or (y) the Seller or its affiliates sells any of such shares prior the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000. The Deferred Cash Consideration was accounted for as contingent purchase consideration. Refer to Note 11 for further discussion on the accounting treatment of the Deferred Cash Consideration.

Each share of Series A-2 Preferred Stock was issued with an initial liquidation value of $1.00 per share, subject to adjustments for stock splits, combinations and similar transactions. Upon the receipt of the Shareholder Approval, each share of Series A-2 Preferred Stock shall automatically convert into one share of common stock.

Each share of Series A-2 Preferred Stock is entitled to vote with the holders of the Common Stock, voting together as a single class, with respect to any matters presented to the stockholders of the Company. Each share of Series A-2 Preferred Stock is entitled to a number of votes equal to 3.86 shares of common stock, provided such number of votes shall not exceed 19.99% of the outstanding number of common stock. In connection with the transaction, Seller agreed to vote its shares of Series A-2 Preferred Stock in favor of authorizing an increase to the number of authorized common stock of the Company.

The Series A-2 Preferred Stock ranks senior to all junior securities, including common stock, and ranks on parity with the Company’s Series A-1 Preferred Stock. The Series A-2 Preferred Stock will participate equally in any dividends declared to holders of common stock.

Pro-forma results of operations

The following unaudited pro-forma condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, have been prepared as if the acquisition had occurred on January 1 of each period presented. The below does not include any pro-forma adjustments other than adding in the actual results of TubeBuddy from January 1, 2026 to February 20, 2026 for 2026 period and the three months ended March 31, 2025 for the 2025 period.

	Three months ended March 31,
	2026	2025
Revenue	$15,800,297	$10,188,560
Net loss	(17,404,669)	(6,184,595)

The acquisition of TubeBuddy was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition.

The following preliminary table summarizes the consideration for the acquisition:

Purchase consideration	Amount
Series A-2 redeemable convertible preferred stock	$1,769,744
Contingent purchase consideration, non-current	1,465,665
Total purchase price	$3,235,409

The preliminary purchase price allocation is as follows:

Preliminary purchase price allocation	Amount
Accounts receivable, net	32,270
Prepaid expenses and other current assets	51,024
Intangible assets	3,000,000
Goodwill	2,707,065
Total assets acquired	5,790,359

Accounts payable	85,777
Accrued liabilities	62,026
Deferred revenue	2,407,147
Total liabilities assumed	2,554,950
Net assets acquired	$3,235,409

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

Goodwill

The difference between the estimated acquisition date fair value of the consideration transferred and the estimated values assigned to the assets acquired and liabilities assumed represents goodwill of $2.7 million.

The goodwill recorded represents the following:

●	Cost savings and operating synergies expected to result from combining the operations of TubeBuddy with those of the Company.
●	Intangible assets that do not qualify for separate recognition such as the assembled workforce.

Goodwill arising from the acquisition is expected to be deductible for tax purposes.

(b) Acquisition of Click

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

Pro-forma results of operations

The following unaudited pro-forma condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, have been prepared as if the acquisition had occurred on January 1 of the 2025 period. The below does not include any pro-forma adjustments other than adding in the actual results of Click for the three months ended March 31, 2025 for the 2025 period.

	Three months ended March 31,
	2026	2025
Revenue	$14,503,721	$10,906,689
Net loss	(17,704,972)	(7,062,944)

The acquisition of Click was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires that the Company recognize the identifiable assets acquired and the liabilities assumed at their fair values on the date of acquisition.

The following preliminary table summarizes the consideration for the acquisition:

The following table summarizes the consideration for the acquisition:

Purchase consideration	Amount
Cash at closing	$5,274,237
Deferred purchase consideration	3,996,548
Contingent purchase consideration, non-current	807,000
Total purchase price	$10,077,785

The purchase price allocation is as follows:

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

(c) Disposal of Faze Media

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

As a result of the Exchange Agreement, Faze Media met the requirements to be reported as discontinued operations (see Note 20). The Company recognized a gain of $3.0 million in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss after offsetting the consideration received, conversion of $10 million Gigamoon convertible debenture discussed above (see Note 10), with the carrying value of the disposed assets and liabilities. The fair value of consideration received was concluded to be $10 million, the principal value of convertible debt being converted by Gigamoon. Faze Media assets and liabilities disposed had a net carrying value of $7.0 million and consist of $0.6 million of cash, $2.9 million of accounts receivable, $0.2 million of prepaid expenses and other current assets, $1.6 million of amounts due from GameSquare, $0.1 million of property and equipment, $0.7 million of right-of-use assets, $9.6 million of intangible assets and $7.1 million of goodwill, partially offset by $0.2 million of accounts payable, $1.7 million of accrued liabilities, $0.5 million of deferred revenue, $0.7 million of lease liabilities and $12.9 million in non-controlling interests in Faze Media.

5. Digital assets

The Company holds Ethereum (“ETH”), Animecoin (“ANIME”), and REKT, all of which are within the scope of ASC 350-60.

The following table presents a roll forward of digital assets held directly by the Company:

	ETH	ANIME	REKT	SAND	Total
Balance, January 1, 2026	$3,985,640	$1,480,042	$522,038	$-	$5,987,720
Purchases	-	1,000,000	-	-	1,000,000
Redemptions in Dialectic investment	18,302,830	-	-	-	18,302,830
Sales	-	(651,237)	-	-	(651,237)
Exchange of NFTs for ETH	430,962	-	-	-	430,962
Yield	1,243	-	-	-	1,243
Unrealized gain (loss) on digital assets	(1,531,624)	1,347,394	(201,606)	-	(385,836)
Realized gain (loss) on digital assets	-	(1,848,763)	(3)	-	(1,848,766)
Fees and other	(4)	-	-	-	(4)
Balance, March 31, 2026	$21,189,047	$1,327,436	$320,429	$-	$22,836,912

Unrealized and realized gains (losses) on digital assets are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH fund in the condensed consolidated statements of operations and comprehensive loss.

Digital asset holdings as of March 31, 2026, were as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	10,067.45	$21,189,047	23,588,567	$(2,399,520)
ANIME	268,866,929.29	1,327,436	2,250,000	(922,564)
REKT	2,280,635,115,917.32	320,429	1,978,083	(1,657,654)
Total		$22,836,912	$27,816,650	$(4,979,738)

In August and September 2025, the Company received 171.9 million ANIME tokens as non-cash consideration under an agency services agreement. An additional 222.0 million ($1.5 million cost basis) ANIME tokens were purchased in the open market as partial fulfillment required under the contract. Both tranches were subject to a six-month holding restriction beginning August 12, 2025. In accordance with ASC 820, no adjustment to fair value is made for this holder-specific restriction.

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

6. Investment in ETH fund

The Company holds an investment in Dialectic, which is within the scope of ASC 321.

The following table presents a roll forward of Investment in ETH fund held directly by the Company:

Investment in ETH Fund
Balance, January 1, 2026	$41,374,063
Redemptions of ETH in Dialectic investment	(18,302,830)
Yield	(33,145)
Unrealized gain (loss) on investment in ETH fund	(579,967)
Realized gain (loss) on investment in ETH fund	(11,777,580)
Balance, March 31, 2026	$10,680,541

Upon redemption of amounts from investment in ETH fund, a realized gain (loss) is recognized as limited partner units within the fund are being sold. The realized loss does not represent a cash loss as the Company is redeeming its ETH equity position within the fund for ETH.

Investment in ETH fund as of March 31, 2026, was as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	5,435.25	$10,680,541	$19,227,432	$(8,546,891)

The Company contributed an aggregate of 15,630 ETH, with a fair value of $55.3 million at the contribution dates in the third quarter of 2025, to the Dialectic Moonphase Feeder Fund LP, and subsequently on October 1, 2025 transferred its holdings into Dialectic Ellipse Feeder Fund LP in exchange for limited partnership units of Dialectic. The Company may redeem its interest with 30 days’ notice, subject to standard fund provisions. Dialectic is a Cayman Islands limited partnership focused on decentralized finance (“DeFi”) yield strategies.

The investment in Dialectic is subject to the provisions of ASC 321 and, because the investment in Dialectic does not have a readily determinable fair value, the Company elected to use the NAV practical expedient and, therefore, the investment is not included in the fair value hierarchy.

The investment generated yield during the three months ended March 31, 2026 of $(33) thousand which is included in revenue in the condensed consolidated statements of operations and comprehensive loss. Further, realized and change in unrealized losses on changes in market value of ETH of $12.4 million were recognized during the three months ended March 31, 2026, and are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH fund in the condensed consolidated statements of operations and comprehensive loss.

7. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, January 1, 2025	$12,704,979
Disposal of FaZe Media	(7,147,428)
Acquisition of Click	5,496,529
Impairment of Frankly	(5,141,850)
Balance, December 31, 2025	$5,912,230
Acquisition of TubeBuddy	2,707,065
Balance, March 31, 2026	$8,619,295

Goodwill resulting from the acquisition of Click was allocated to the Agency reportable segment. Goodwill resulting from the acquisition of TubeBuddy was allocated to the SaaS and managed services reportable segment.

In connection with the disposal of FaZe Media, Inc. on April 1, 2025 (see Note 4), the Company disposed of goodwill of $7.1 million.

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (see Note 20), the remaining value of goodwill of Frankly was impaired. Goodwill impairment charges were $5.1 million and were recorded within net income (loss) from discontinued operations on the condensed consolidated statements of operations and comprehensive loss.

Goodwill as of March 31, 2026 consisted of $5.5 million within the Click reporting unit, $2.7 million within the TubeBuddy reporting unit and $0.4 million within the Stream Hatchet reporting unit. The Company has set an annual goodwill impairment test date for the Click reporting unit of June 30, which aligns with its local financial reporting year end.

(b) Intangible assets, definite lived

Intangible assets, definite-lived consist of the following:

	As of March 31, 2026
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,641,605	$(2,577,641)	$(6,049,195)	$3,014,769
Talent network	3,940,000	(793,778)	(300,000)	2,846,222
Brand name	3,513,975	(1,594,661)	(784,220)	1,135,094
Software	2,830,000	(623,895)	(1,221,411)	984,694
Total intangible assets	$21,925,580	$(5,589,975)	$(8,354,826)	$7,980,779

	As of December 31, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$10,058,887	$(2,453,587)	$(6,049,195)	$1,556,105
Talent network	3,940,000	(596,861)	(300,000)	3,043,139
Brand name	3,133,463	(1,534,035)	(784,220)	815,208
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$18,962,350	$(5,193,072)	$(8,354,826)	$5,414,452

The Company recognized amortization expense for definite-lived intangible assets of $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization expense for definite-lived intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2026	$1,297,856
2027	1,537,657
2028	1,537,657
2029	1,080,514
2030	810,546
Thereafter	1,716,549
Total estimated amortization expense	$7,980,779

On February 20, 2026, the Company acquired TubeBuddy (see Note 4) and recognized the following intangible assets: a) Customer relationships of $1.6 million; b) Brand name of $0.7 million; and c) Software of $1.0 million.

In connection with the disposal of FaZe Media, Inc. on April 1, 2025 (see Note 4), the Company disposed of intangible assets with carrying value of $9.6 million as follows: a) Customer relationships with an original cost of $2.7 million and accumulated amortization of $0.2 million; b) Brand name with an original cost of $7.2 million and accumulated amortization of $0.4 million; and c) Talent network with an original cost of $0.7 million and accumulated amortization of $0.4 million.

On September 11, 2025, the Company acquired Click (see Note 4) and recognized the following intangible assets: a) Customer relationships of $0.6 million; b) Brand name of $0.7 million; and c) Talent network of $3.2 million.

In connection with the decision in the third quarter of 2025 to discontinue the operations of Frankly (see Note 20), the remaining carrying value of intangible assets of Frankly were impaired. Intangible assets impairment charges were $3.4 million and were recorded within net income (loss) from discontinued operations on the condensed consolidated statements of operations and comprehensive loss.

During the fourth quarter of 2025, Faze Esports recognized an impairment expense of $0.3 million on its talent network intangible assets, due to the departure of a player in 2025 that was acquired earlier in 2025 for $0.3 million.

(c) Intangible assets, indefinite lived

On July 24, 2025, the Company entered into a subscription agreement, pursuant to which the subscriber purchased from the Company 3,433.33 shares of Series A-1 Convertible Preferred Stock of the Company, par value $0.0001 per share (see Note 12), in consideration for Crypto Punk 5577 NFT, which was deemed to have a fair market value of $3.9 million.

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

In the first quarter of 2026, the Company sold all eight of its CryptoPunk assets for total consideration of $1.9 million. As a result, during the fourth quarter of 2025, the Company recognized impairment expense of $3.7 million on the consolidated statements of operations and comprehensive loss.

8. Leases

On June 30, 2021, the Company acquired Complexity. Complexity leased a building in Frisco, Texas. Upon the sale of Complexity on March 1, 2024, the lease was assigned to GameSquare Esports (USA), Inc. and the Company entered into an agreement to sublease the building to Complexity for a 12-month period. The lease has an original lease period expiring in April 2029. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

The components of operating lease expense, recognized in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three months ended March 31,
	2026	2025
Operating lease expense	135,772	229,509
Variable lease expense	66,058	85,924
Total operating lease costs	201,830	315,433

As of March 31, 2026, the remaining lease-term and discount rate on the Frisco, TX lease was 3.1 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

Remainder of 2026	409,356
2027	545,808
2028	545,808
2029	181,936
2030	-
Thereafter	-
Total lease payments	1,682,908
Less: Interest	(192,126)
Total lease liability	$1,490,782

9. Line of credit and promissory notes payable

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

During the third quarter of 2025, in connection with the discontinued operations of Frankly, which was the primary borrower under the line of credit, the Company paid down the balance under the LOC. As of December 31, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $0. During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $0 and $0.1 million on the LOC.

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

ETH backed short-term promissory notes

The Company entered into short-term promissory note arrangements with third-party lenders that are collateralized by the Company’s holdings of ETH. The borrowings are evidenced by promissory notes with a contractual term of 60 days and bear interest at a stated rate of 8.5% to 9.5% per annum. As of March 31, 2026, the two notes had maturity dates of April 18, 2026 and May 3, 2026. Both notes automatically extend to a successive 60-day term, unless written notice is provided by either party prior to the maturity date. Both of the notes were extended as of the above noted maturity dates.

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

Interest expense under ETH backed short-term promissory notes for the three months ended March 31, 2026 was $0.1 million. Interest expense related to the promissory notes is recognized in interest expense, net in the condensed consolidated statements of operations and comprehensive loss using the contractual interest rate over the term of the borrowings.

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

As of March 31, 2026 the Company had $9.5 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 6,958.15 ETH with a fair value of $14.6 million, resulting in a collateral coverage ratio of approximately 154%.

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

On January 22, 2025, Yorkville converted $3.7 million of its then outstanding $4.1 million convertible debt balance for 5,032,233 common shares of the Company. The Company terminated the remaining outstanding balance on the Yorkville CD of $0.4 million and the SEPA with Yorkville Advisors Global L.P. (“Yorkville”). Under the strategic transaction, GameSquare issued a zero-coupon, 60-day promissory note to Yorkville associated with remaining unconverted principal of $0.4 million and a prepayment penalty of $0.4 million. The prepayment penalty was recorded within other operating expenses on the condensed consolidated statements of operations and comprehensive loss. In July 2025, the Company paid the balance due under the promissory note.

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

Interest expense on the Gigamoon CD for the three months ended March 31, 2026 and 2025, amounted to $0 and $0.2 million, respectively, and is recorded within interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

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

Interest expense on the Three Curve CD for the three months ended March 31, 2026 and 2025, amounted to $0 and $22 thousand, respectively, and is recorded within interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

11. Series A-2 Redeemable Convertible Preferred Stock and Contingent Purchase Consideration

Acquisition of TubeBuddy

On February 20, 2026, in connection with the Company’s acquisition of substantially all of the assets of TubeBuddy, the Company issued 5,000,000 shares of newly designated Series A-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series A-2 Preferred Stock”), pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on February 20, 2026. The shares were issued to the Seller in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares are not registered and are subject to transfer restrictions under applicable securities laws and Rule 144.

The Series A-2 Preferred Stock has the following material rights, preferences, and contingent settlement provisions:

●	Rank and Liquidation Preference. The Series A-2 Preferred Stock ranks senior to the Company’s common stock and other junior securities, and on parity with the Company’s Series A-1 Convertible Preferred Stock, with respect to dividends and distributions upon liquidation. Each share of Series A-2 Preferred Stock has an initial Liquidation Value of $1.00 per share (on an as-converted basis), payable upon liquidation, dissolution, or winding up of the Company before any distribution to junior securities. After payment of the Liquidation Value, holders participate pro rata, on an as-converted basis, with holders of common stock and other junior securities in the distribution of remaining assets.

●	Dividends. The Series A-2 Preferred Stock has no stated dividend rate and is not cumulative; if the Company declares a dividend on the common stock, holders are entitled to participate on an as-converted basis.

●	Voting Rights. Holders of the Series A-2 Preferred Stock vote with holders of the common stock as a single class on all matters presented to stockholders, with each share entitled to a number of votes equal to 3.86 shares of common stock (subject to a cap of 19.99% of the outstanding common stock in the aggregate). The voting rights terminate upon stockholder approval of the Share Authorization Proposal described below.

●	Automatic Conversion. Upon the affirmative vote of the requisite voting power of the outstanding shares of capital stock of the Company to approve a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to permit conversion (the “Share Authorization Proposal”), each outstanding share of Series A-2 Preferred Stock will automatically convert into one share of common stock at a fixed 1:1 ratio, subject to standard anti-dilution adjustments for stock splits, dividends, combinations, recapitalizations, and reorganizations.

●	Cash Redemption. If the Share Authorization Proposal is not approved by the Company’s stockholders by September 30, 2026 (the “Failure Payment Deadline”), the outstanding Series A-2 Preferred Stock will be automatically redeemed for cash in an aggregate amount of $3,500,000 plus interest accruing from June 20, 2026 at a rate of 5% per annum (the “Failure Payment”), payable in two installments: $2,350,000 plus accrued interest within five business days of the Failure Payment Deadline, and $1,150,000 within five business days of August 20, 2027.

In connection with the issuance of the Series A-2 Preferred Stock, the Company also entered into a contingent cash payment arrangement (the “Deferred Cash Consideration”) under Section 2.06(a) of the asset purchase agreement. If the volume-weighted average price of the Series A-2 Preferred Stock (on an as-converted basis to common stock) for the thirty trading days preceding August 20, 2027 (the “Deferred Cash Consideration Date”) is less than $0.70 per share, the Seller is entitled to additional cash consideration equal to (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such price is less than $0.70, less any proceeds received by the Seller from the sale of the Series A-2 Preferred Stock or the underlying common stock prior to the Deferred Cash Consideration Date. The Deferred Cash Consideration is not payable if the Failure Payment becomes payable. The Deferred Cash Consideration is capped at $0.70 per share aggregate, reduced by any sale proceeds received by the Seller before the Deferred Cash Consideration Date.

The Series A-2 Preferred Stock is classified as temporary (mezzanine) equity in accordance with ASC 480-10-S99-3A because the Cash Redemption is triggered by failure of a stockholder vote — an event not solely within the Company’s control. The Company evaluated the embedded Automatic Conversion and Cash Redemption features under ASC 815-15 and concluded that bifurcation is not required. The Deferred Cash Consideration is contingent purchase consideration in the business combination and is recognized at fair value, with changes in fair value recognized in earnings.

The total fair value of the instruments issued in connection with the TubeBuddy Acquisition was $3.2 million at the closing date, determined using a Monte Carlo simulation. Of this amount, $1.5 million was allocated to the contingent purchase consideration and the residual $1.8 million was allocated to the Series A-2 Preferred Stock in mezzanine equity.

The Series A-2 Preferred Stock is not remeasured to fair value. The carrying amount is accreted toward the redemption value (the $3,500,000 Failure Payment plus accrued interest) using the effective interest method if and when redemption becomes probable. As of March 31, 2026, the Company has determined that redemption is not probable, and accordingly no accretion has been recorded. The Company reassesses the probability of redemption at each reporting date through the Failure Payment Deadline.

The contingent purchase consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the three months ended March 31, 2026, the change in fair value of the contingent purchase consideration was a loss of $38 thousand and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent purchase consideration was $1.5 million as of March 31, 2026.

The fair value of the contingent purchase consideration is determined using a Monte Carlo simulation that produces probability-weighted scenario outcomes. Significant unobservable inputs to the valuation are summarized below:

Significant Unobservable Input	March 31, 2026
Probability of approval of the Share Authorization Proposal	80%
Expected volatility of the common stock	112.3%
Risk-free interest rate	3.73%
Credit spread (no-approval scenario discount)	9.9%

Acquisition of Click – contingent purchase consideration

Under the terms of the Click Purchase Agreement, the Company agreed to pay up to an aggregate of $3 million in cash earn-out payments based on the post-closing performance of the Click Group. Specifically, (a) up to $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2026, if actual EBITDA for such period falls within specified target ranges set forth in the purchase agreement, and (b) up to an additional $1,500,000 may be payable based on the Click Group’s EBITDA for the 12-month period beginning January 1, 2027, if Actual EBITDA for such period falls within specified target ranges set forth in the purchase agreement.

The contingent purchase consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the three months ended March 31, 2026, the change in fair value of the contingent purchase consideration was a loss of $43 thousand and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent purchase consideration was $0.9 million as of March 31, 2026.

12. Shareholders’ Equity

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

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy. As of March 31, 2026, the Company had repurchased a total of 5,058,590 common shares at a total cost of $2.5 million under this program. Subsequent to March 31, 2026, the Company acquired an additional 2,291,000 common shares at a total cost of $1.0 million.

(b) Activity for the periods presented – common shares

During the three months ended March 31, 2026, the Company had repurchased an additional 2,066,073 common shares at a total cost of $0.8 million under its share repurchase program. Additionally, the Company cancelled 3,104,860 of its common shares in treasury, resulting in a reduction to treasury stock at cost and a reduction of additional paid-in capital of $1.4 million. As of March 31, 2026, the Company held no common shares as treasury stock.

During the three months ended March 31, 2026, the Company issued 799,324 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 14).

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

During the three months ended March 31, 2025, the Company issued 62,500 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 14).

13. Net loss per share

As the Company incurred a net loss for the years ended December 31, 2025 and 2024, the inclusion of certain options, RSUs, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three months ended March 31,
	2026	2025
Options and RSUs outstanding	3,107,379	3,264,257
Warrants outstanding	8,563,568	1,978,481
Conversion of convertible debt	-	4,284,090
Conversion of Series A-1 preferred stock	3,433,333	-
Conversion of Series A-2 preferred stock	5,000,000	-
Total	20,104,280	9,526,828

14. Share-based compensation

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

(a) Options

The following is a summary of Options outstanding as of March 31, 2026 and December 31, 2025, and changes during the three months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2025	416,621	$19.34	1.96	$-
Forfeited or expired	(131,558)	$16.68
Outstanding at December 31, 2025	285,063	$20.56	0.95	$-
Forfeited or expired	(71,259)	$21.50
Outstanding at March 31, 2026	213,804	$20.25	1.05	$-
Exercisable at March 31, 2026	213,804	$20.25	1.05	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2025	2,344,594	$2.47	6.91	$-
Forfeited or expired	(1,273,780)	$3.05
Outstanding at December 31, 2025	1,070,814	$1.78	3.35	$-
Forfeited or expired	(61,651)	$3.05
Outstanding at March 31, 2026	1,009,163	$1.70	3.09	$-
Exercisable at March 31, 2026	1,009,163	$1.70	3.09	$-

Share-based compensation expense related to the vesting of options was $0 and $3 thousand for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on March 31, 2026, and December 31, 2025, and changes during the three months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	578,042	$2.70
Granted	3,096,192	1.29
Exercised	(1,800,687)	0.94
Forfeited	(708,187)	1.68
Outstanding at December 31, 2025	1,165,360	$2.29
Granted	1,518,376	0.33
Exercised	(799,324)	0.66
Outstanding at March 31, 2026	1,884,412	$1.40

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date.

Shared-based compensation expense related to the vesting of RSU’s was $0.5 million and $26 thousand for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

15. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the three months ended March 31, 2026:

Amount
Balance, January 1, 2026	$1,193
Change in fair value	(931)
Foreign exchange	(20)
Balance, March 31, 2026	$242

The following assumptions were used to determine the fair value of the warrant liability (CAD exercise price) using the Black-Scholes option pricing model:

	March 31, 2026	December 31, 2025
Share price	CAD$0.38	CAD$0.53
Term, in years	1.50	1.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.74%	2.59%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The Company had 123,930 liability-classified warrants (CAD exercise price) with a weighted average exercise price of CAD$9.68 outstanding as of March 31, 2026 and December 31, 2025. There we no changes during the three months ended March 31, 2026.

(b) Liability-classified warrants having USD exercise price

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through March 31, 2026, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants will be reclassified back to equity-classified warrants after the Company successfully increases its common share authorization.

The following is a summary of changes in the value of the warrant liability (USD exercise price) during the three months ended March 31, 2026:

Amount
Balance, January 1, 2025	$-
Reclass equity classified warrants to warrant liability	9,059,762
Change in fair value	(7,434,123)
Balance, December 31, 2025	$1,625,639
Change in fair value	$(658,452)
Balance, March 31, 2026	$967,187

The following assumptions were used to determine the fair value of the warrant liability (USD exercise price) using the Black-Scholes option pricing model:

	March 31, 2026	December 31, 2025
Share price	$0.270	$0.385
Term, in years	1.30-4.30	1.55-4.55
Exercise price	$1.00-$87.85	$1.00-$87.85
Expected volatility	110.33%-116.75%	110.33%-116.75%
Risk-free interest rate	2.69%-3.02%	2.55%-2.90%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The Company had 8,439,638 liability-classified warrants (USD exercise price) with a weighted average exercise price of $9.54 outstanding as of March 31, 2026 and December 31, 2025. There we no changes during the three months ended March 31, 2026.

(c) Equity-classified warrants

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through March 31, 2026, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants will be reclassified back to equity-classified warrants after the Company successfully increases its common share authorization.

The Company had no equity-classified warrants outstanding as of March 31, 2026 and December 31, 2025. There we no changes during the three months ended March 31, 2026.

16. Related party transactions

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

17. Commitments and contingencies

Contingencies

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

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Mr. Schwartz has also filed a motion to dismiss the complaint. Briefing on these motions has not yet been completed.

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

Commitments

In August and September 2025, the Company entered into an agency services agreement with Anime Foundation. The agreements contain a requirement that the Company acquire $1.5 million of ANIME tokens in the open market. In September and October 2025, $0.5 million or 33.7 million ANIME tokens were purchased in the open market as partial fulfillment required under the contract. In February and March 2026, $1 million or 188.3 million ANIME tokens were purchased in the open market. No remaining commitment is outstanding.

18. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the operating segment results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of March 31, 2026, the Company is organized into the six operating segments, which represent four reportable segments: Owned and Operated IP, Agency, SaaS and managed services and Yield. Talent Agency and Marketing Agency operating segments are combined into Agency reportable segment. B2B SaaS and B2C SaaS operating segments are combined into SaaS and managed services reportable segment.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Three months ended March 31, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$2,957,152	$-	$-	$2,957,152
Agency	32,543	4,228,030	2,106,508	3,161,086	9,528,167
SaaS and managed services	-	1,263,191	787,112	-	2,050,303
Yield	-	(31,901)	-	-	(31,901)
Total Revenue	32,543	8,416,472	2,893,620	3,161,086	14,503,721
Cost of sales
Owned and Operated IP	-	2,242,643	-	-	2,242,643
Agency	3,523	3,566,739	951,058	1,907,980	6,429,300
SaaS and managed services	-	167,343	92,154	-	259,497
Yield	-	-	-	-	-
Total Cost of sales	3,523	5,976,725	1,043,212	1,907,980	8,931,440
Gross profit
Owned and Operated IP	-	714,509	-	-	714,509
Agency	29,020	661,291	1,155,450	1,253,106	3,098,867
SaaS and managed services	-	1,095,848	694,958	-	1,790,806
Yield	-	(31,901)	-	-	(31,901)
Total Gross profit	$29,020	$2,439,747	$1,850,408	$1,253,106	$5,572,281

	Three months ended March 31, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$3,088,506	$-	$-	$3,088,506
Agency	229,706	2,070,329	955,751	-	3,255,786
SaaS and managed services	-	426,211	668,621	-	1,094,832
Yield	-	-	-	-	-
Total Revenue	229,706	5,585,046	1,624,372	-	7,439,124
Cost of sales
Owned and Operated IP	-	1,752,844	-	-	1,752,844
Agency	216,949	1,264,872	819,132	-	2,300,953
SaaS and managed services	-	113,997	113,405	-	227,402
Yield	-	-	-	-	-
Total Cost of sales	216,949	3,131,713	932,537	-	4,281,199
Gross profit
Owned and Operated IP	-	1,335,662	-	-	1,335,662
Agency	12,757	805,457	136,619	-	954,833
SaaS and managed services	-	312,214	555,216	-	867,430
Yield	-	-	-	-	-
Total Gross profit	$12,757	$2,453,333	$691,835	$-	$3,157,925

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	March 31, 2026	December 31, 2025
USA	$65,356	$70,362
Australia	43,333	40,245
United Kingdom	-	-
Spain	4,384	3,447
Total	$113,073	$114,054

19. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	967,429	967,429
Arbitration reserve	65,249	-	-	65,249
Contingent purchase consideration, non-current	-	-	2,353,517	2,353,517

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	1,626,832	1,626,832
Arbitration reserve	93,041	-	-	93,041
Contingent purchase consideration, non-current	-	-	807,000	807,000

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

20. Discontinued operations

(a) FaZe Media

As discussed in Note 4, on April 1, 2025, the Company sold FaZe Media and recognized a gain on disposition of $3.0 million, resulting in FaZe Media meeting the requirements for presentation as discontinued operations.

The Company recognized a pretax net loss of $0 and $2.6 million for the three months ended March 31, 2026 and 2025, respectively, in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.6 million during the three months ended March 31, 2025, includes revenue of $6.4 million, cost of revenue of $6.4 million, and operating expenses of $2.6 million.

FaZe Media had amortization and depreciation of $0 and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. FaZe Media did not have significant capital expenditures or significant noncash activity during the periods presented.

(b) Frankly

During the third quarter of 2025, the Company executed a plan to discontinue the operations of Frankly, following a strategic decision to focus the Company’s resources on its full-service creative agency, SaaS and newly launched digital asset treasury. Subsequent to the May 31, 2024 Frankly asset disposal, the business of Frankly that remained was its legacy programmatic advertising operation. Given its single digit-gross margins and operating losses, management deemed it in the best interest of the Company to discontinue operations of Frankly. During the periods presented, Frankly met the requirements to be reported as discontinued operations.

The Company recognized a pretax net loss of $94 thousand and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $94 thousand during the three months ended March 31, 2026, includes revenue of $6 thousand, cost of revenue of $11 thousand, and operating expenses of $89 thousand. The pretax net loss of $0.5 million during the three months ended March 31, 2025, includes revenue of $7.3 million, cost of revenue of $7.1 million, and operating expenses of $0.7 million.

Frankly had amortization and depreciation of $4 thousand and $52 thousand for the three months ended March 31, 2026 and 2025, respectively. Frankly did not have significant capital expenditures or significant noncash activity during the periods presented.

21. Subsequent events

Share Buyback authorization expansion

In April 2026, the Company’s Board of Directors authorized an increase in its stock repurchase program from $5 million to $15 million.

Share Buyback

Subsequent to March 31, 2026, GameSquare repurchased 2,291,000 shares of its common stock for $1.0 million, representing an average price per share of approximately $0.4490. Following these transactions, the Company has $11.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

ETH backed short-term promissory notes

As of March 31, 2026 the Company had $9.5 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 6,958.15 ETH with a fair value of $14.6 million, resulting in a collateral coverage ratio of approximately 154%.

In April 2026, the Company expanded its borrowings under ETH-backed promissory notes from $9.5 million to $11.1 million. The Company intends to extend the terms of the underlying borrowings until the price of ETH returns to levels that exceed the Company’s average cost per ETH.

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

GameSquare is primarily engaged in the business described above. However, as a secondary strategy, GameSquare is also leveraging sophisticated crypto infrastructure with the intent to generate digital asset yield. GameSquare has partnered with Dialectic, a crypto-native asset manager, to implement an ETH based treasury strategy. GameSquare’s ETH-focused yield generation strategy is built on top of Dialectic’s proprietary platform Medici, which applies machine learning models, automated optimization, and multi-layered risk controls to generate returns. GameSquare’s Board has approved an ETH based treasury and cash management strategy of up to $250 million, based on staged investments over time, while keeping adequate working capital for the operating business. To date, GameSquare has purchased or acquired, directly and indirectly, approximately $63 million ETH and other digital assets, excluding NFTs, to support broader growth initiatives across the Company’s platform. During the three months ending March 31, 2026, the Company sold $0.7 million in digital assets and exchanged $0.4 million of NFTs for digital assets. As of March 31, 2026, the total fair market value of the Company’s digital assets, including fair value of ETH in its investment with Dialectic, amounted to $33.5 million.

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

The Asset Purchase Agreement also provides for deferred consideration upon the occurrence of certain events. Under the Asset Purchase Agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as-converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the Transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as-converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act, or (y) the Seller or its affiliates sells any of such shares prior the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000.

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

In April 2026, the Company’s Board of Directors authorized an increase in its stock repurchase program from $5 million to $15 million.

As of March 31, 2026, the Company had repurchased 5,058,590 common shares at a total cost of $2.5 million under this program. Subsequent to March 31, 2026, the Company acquired an additional 2,291,000 common shares at a total cost of $1.0 million. Following these transactions, the Company has $11.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

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

As of March 31, 2026 the Company had $9.5 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 6,958.15 ETH with a fair value of $14.6 million, resulting in a collateral coverage ratio of approximately 154%.

In April 2026, the Company expanded its borrowings under ETH-backed promissory notes from $9.5 million to $11.1 million. The Company intends to extend the terms of the underlying borrowings until the price of ETH returns to levels that exceed the Company’s average cost per ETH.

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

If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. Nasdaq may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company chooses to implement a reverse stock split, it must complete the split no later than 10 business days prior to the expiration of the Second Compliance Period. If compliance cannot be demonstrated by September 7, 2026, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance with the Nasdaq Minimum Bid Price Requirement or otherwise maintain compliance with any of the other listing requirements.

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

Other Highlights

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

Current Market Conditions

GameSquare continues to pursue organic growth opportunities, as well as M&A growth opportunities. From August 2020 to May 2026, the Company has completed several acquisitions and divested non-core assets and assets that are a drain on achieving profitable operations. GameSquare’s organic growth strategy focuses on growing audience and reach within its agency, SaaS and owned and operated IP segments. GameSquare’s segments serve the gaming and esports market, and more broadly sports and entertainment through content creation, audience development and growing brand relationships. The digital agency industry is highly fragmented, and these businesses are generally characterized by high revenue growth with healthy earnings before income, taxes, depreciation and amortization margins, which management believes positions the Company well for sustainable growth through organic efforts and presents significant opportunities to grow through accretive acquisitions.

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

The following is a summary of the Company’s financial performance highlights for the three months ended March 31, 2026 and 2025. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by reportable segment.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Historical results of operations of FaZe Media and Frankly are netted in discontinued operations within the below figures.

	Three months ended March 31,
	2026	2025	Variance
Revenue	$14,503,721	$7,439,124	$7,064,597
Cost of revenue	8,931,440	4,281,199	4,650,241
Gross profit	5,572,281	3,157,925	2,414,356
Operating expenses:
General and administrative	4,439,647	3,707,625	732,022
Selling and marketing	2,143,014	1,335,761	807,253
Research and development	610,802	654,053	(43,251)
Depreciation and amortization	430,250	204,131	226,119
Contract exit costs	150,855	617,213	(466,358)
Other operating expenses	1,171,697	745,377	426,320
Total operating expenses	8,946,265	7,264,160	1,682,105
Loss from continuing operations	(3,373,984)	(4,106,235)	732,251
Other income (expense), net:
Interest income (expense)	(329,101)	26,586	(355,687)
Change in fair value of convertible debt carried at fair value	-	333,477	(333,477)
Change in fair value of warrant liability	659,383	5,347	654,036
Arbitration settlement reserve	27,792	55,583	(27,791)
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(14,592,149)	-	(14,592,149)
Other income (expense), net	(2,593)	(73,464)	70,871
Total other income (expense), net	(14,236,668)	347,529	(14,584,197)
Loss from continuing operations before income taxes	(17,610,652)	(3,758,706)	(13,851,946)
Income tax expense	-	-	-
Net income (loss) from continuing operations	(17,610,652)	(3,758,706)	(13,851,946)
Net income (loss) from discontinued operations	(94,320)	(3,415,030)	3,320,710
Net loss	(17,704,972)	(7,173,736)	(10,531,236)
Net loss attributable to non-controlling interest	-	2,018,132	(2,018,132)
Net loss attributable to GameSquare Holdings, Inc.	$(17,704,972)	$(5,155,604)	$(12,549,368)

Revenue

The following tables disaggregate revenue by reportable segment and geographic region for the three months ended March 31, 2026 and 2025. FaZe Media and Frankly are reported in discontinued operations, and therefore not included in the below figures.

	Three months ended March 31, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$2,957,152	$-	$-	$2,957,152
Agency	32,543	4,228,030	2,106,508	3,161,086	9,528,167
SaaS and managed services	-	1,263,191	787,112	-	2,050,303
Yield	-	(31,901)	-	-	(31,901)
Total Revenue	32,543	8,416,472	2,893,620	3,161,086	14,503,721
Cost of sales
Owned and Operated IP	-	2,242,643	-	-	2,242,643
Agency	3,523	3,566,739	951,058	1,907,980	6,429,300
SaaS and managed services	-	167,343	92,154	-	259,497
Yield	-	-	-	-	-
Total Cost of sales	3,523	5,976,725	1,043,212	1,907,980	8,931,440
Gross profit
Owned and Operated IP	-	714,509	-	-	714,509
Agency	29,020	661,291	1,155,450	1,253,106	3,098,867
SaaS and managed services	-	1,095,848	694,958	-	1,790,806
Yield	-	(31,901)	-	-	(31,901)
Total Gross profit	$29,020	$2,439,747	$1,850,408	$1,253,106	$5,572,281

	Three months ended March 31, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$3,088,506	$-	$-	$3,088,506
Agency	229,706	2,070,329	955,751	-	3,255,786
SaaS and managed services	-	426,211	668,621	-	1,094,832
Yield	-	-	-	-	-
Total Revenue	229,706	5,585,046	1,624,372	-	7,439,124
Cost of sales
Owned and Operated IP	-	1,752,844	-	-	1,752,844
Agency	216,949	1,264,872	819,132	-	2,300,953
SaaS and managed services	-	113,997	113,405	-	227,402
Yield	-	-	-	-	-
Total Cost of sales	216,949	3,131,713	932,537	-	4,281,199
Gross profit
Owned and Operated IP	-	1,335,662	-	-	1,335,662
Agency	12,757	805,457	136,619	-	954,833
SaaS and managed services	-	312,214	555,216	-	867,430
Yield	-	-	-	-	-
Total Gross profit	$12,757	$2,453,333	$691,835	$-	$3,157,925

Key Components and Comparison of Results of Operations

Three months ended March 31, 2026 and 2025

Revenue

Revenues for the three months ended March 31, 2026, were $14.5 million, in comparison to $7.4 million for the same period in 2025. The increase was primarily related to increases in our Agency and SaaS and managed services reportable segments driven by our acquisitions of Click and TubeBuddy, and large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

Owned and operated IP Revenue

Owned and operated IP revenue for the three months ended March 31, 2026, was $3.0 million, in comparison to $3.1 million for the same period in 2025. The variance between the periods was not significant.

Agency Revenue

Agency revenue for the three months ended March 31, 2026, was $9.5 million, in comparison to $3.3 million for the same period in 2025. The increase was primarily related our acquisition of Click, and large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

SaaS and managed services

SaaS and management services revenue for the three months ended March 31, 2026, was $2.1 million, in comparison to $1.1 million for the same period in 2025. The increase was primarily due to the acquisition of TubeBuddy, which contributed approximately $0.9 million in revenue to the first quarter of 2026 covering the period February 21, 2026 to March 31, 2026.

Yield

Yield revenue for the three months ended March 31, 2026, was $(32) thousand, in comparison to $0 for the same period in 2025. The Company launched its DAT in the third quarter of 2025.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026, was $8.9 million, in comparison to $4.3 million for the same period in 2025. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended March 31, 2026, were $4.4 million, in comparison to $3.7 million for the same period in 2025. The increase was partially due to $0.5 million in stock based compensation recorded during the current period from new RSU grants to employees and officers, in addition to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period.

Selling and marketing

Selling and marketing expenses for the three months ended March 31, 2026, was $2.1 million, in comparison to $1.3 million for the same period in 2025. The increase was due to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period in addition to expansion of the sales and marketing headcount within the other business units in the group.

Research and development

Research and development expenses for the three months ended March 31, 2026, was $0.6 million, in comparison to $0.6 million for the same period in 2025. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026, was $0.4 million, in comparison to $0.2 million for the same period in 2025. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization. The current period included amortization expense in connection with definite-lived intangibles acquired in the Click and TubeBuddy acquisitions.

Contract exit costs

Contract exit costs for the three months ended March 31, 2026, were $0.2 million, in comparison to $0.6 million for the same period in 2025. The decrease was due to less exit activities undertaken in the current year period. As it relates to the acquisition of TubeBuddy, any employee or vendor contract exits were done prior to closing, and did not impact the income statement post-closing.

Other operating expenses

Other operating expenses for the three months ended March 31, 2026, were $1.2 million, in comparison to $0.7 million for the same period in 2025. Other operating expenses between the quarters consisted primarily of transaction-related expenses. The current year period included the costs related to the acquisition of TubeBuddy as compared to the disposal of Faze Media in the prior year period, which was less costly.

Other income and expenses

Interest income (expense), net

Interest income (expense), net for the three months ended March 31, 2026, was $(0.3) million, in comparison to $27 thousand for the same period in 2025. The prior year period included interest income on promissory notes from past deals related to the sale of Complexity and Frankly Media assets.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended March 31, 2026, was $0, in comparison to $0.3 million for the same period in 2025. The Company had no convertible debt outstanding in the current year period.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended March 31, 2026, was $0.7 million, in comparison to $5 thousand for the same period in 2025. After completion of the July 18, 2025 registered offering, the Company no longer had sufficient unissued authorized common shares available to cover all outstanding USD denominated warrants. These warrants were previously equity classified, but were reclassified to warrant liability on July 18, 2025 due to reasons noted above. The large change in warrant liability income in the current year period was due to change in fair value of these warrants, driven by the decline in the Company’s common share price during the period.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended March 31, 2026, was $28 thousand, in comparison to $56 thousand for the same period in 2025. The variance between the periods was not significant.

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund for the three months ended March 31, 2026, was $(14.6) million, in comparison to $0 for the same period in 2025. The increase in loss was due to the launch of our digital asset treasury in July 2025. The line item is comprised of realized and change in unrealized gains (loss) on all of our crypto holdings, including our investment in ETH fund. The loss in the current year period is primarily driven by the change in market value of ETH.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2026, was $(3) thousand, in comparison to $(73) thousand for the same period in 2025. The variance between the periods was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months ended March 31, 2026, was $(94) thousand, in comparison to $(3.4) million for the same period in 2025. The historical results of Frankly and Faze Media are included in discontinued operations.

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under US GAAP is set out below.

	Three months ended March 31,
	2026	2025
Net loss	$(17,704,972)	$(7,173,736)
Interest (income) expense, net	329,101	(26,586)
Income tax expense	-	-
Amortization and depreciation	430,250	204,131
Share-based payments	527,686	28,998
Realized and change in unrealized (gain) loss on digital assets and investment in ETH fund	14,592,149	-
Transaction costs	1,090,845	745,377
Arbitration settlement reserve	(27,792)	(55,583)
Contract exit costs	150,855	617,213
Change in fair value of contingent purchase consideration	80,852	-
Change in fair value of warrant liability	(659,383)	(5,347)
Change in fair value of convertible debt carried at fair value	-	(333,477)
Loss (gain) on disposition of subsidiary	-	298,382
Loss from discontinued operations	94,320	3,116,648
Adjusted EBITDA	$(1,096,089)	$(2,583,980)

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $180.0 million as of March 31, 2026 and of $162.3 million as of December 31, 2025. The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of March 31, 2026, the Company had a working capital deficiency of $5.7 million and of $18.7 million as of December 31, 2025, which is comprised of current assets less current liabilities. The Company has an additional $10.7 million of ETH value held within its investment in ETH fund, which can be redeemed and subsequently sold at its election (subject to the ETH fund’s redemption provisions).

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As of March 31, 2026, cash and restricted cash totaled $4.2 million, compared to $6.4 million as of December 31, 2025.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of March 31, 2026, our principal sources of liquidity were our cash, accounts receivable and digital assets in the amount of $2.4 million, $10.7 million and $22.8 million, respectively. The Company has an additional $10.7 million of ETH value held within our investment in ETH fund, which can be redeemed and subsequently sold at our election (subject to the ETH fund’s redemption provisions).

Operating Activities

Net cash used in operating activities was $6.4 million during the three months ended March 31, 2026, compared with $8.6 million used in operating activities in the comparative prior year period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2026, primarily due to $3.9 million payment of the acquisition of Click deferred cash consideration and $1 million of additional purchases of Anime tokens, partially offset by $1.5 million in proceeds from the sale of the Cowboy Ape NFT and $0.7 million in proceeds from sale of digital assets.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2026, which was primarily due to $7.5 million in proceeds from ETH backed promissory notes payable, partially offset by $0.8 million for acquisition of treasury stock.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2025, which was primarily due to $2 million in proceeds from the promissory note payable to Blue & Silver, partially offset by $0.7 million in net repayments under the former line of credit with SLR Digital Finance, LLC.

Commitments and Contingencies

Management commitments

The Company is party to certain management contracts. These contracts require payments of approximately $0.7 million to be made upon the occurrence of a change in control and termination without cause to certain officers of the Company. The Company is also committed to payments upon termination without cause of approximately $0.7 million pursuant to the terms of these contracts. Since a triggering event has not taken place, these amounts have not been recorded in these condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. Changes to the Company’s critical accounting policies or estimates during the three months ended March 31, 2026 are as follows:

Redeemable convertible preferred stock – Mezzanine equity

The Company accounts for its Series A-2 redeemable convertible preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and applicable SEC guidance, including ASC 480-10-S99.

The Company classifies redeemable convertible preferred stock as temporary equity (mezzanine equity) outside of permanent stockholders’ equity in the consolidated balance sheets because the shares contain redemption features that are not solely within the control of the Company. The redeemable convertible preferred stock is initially recorded at its issuance date fair value, net of issuance costs.

The Company evaluates the terms of the redeemable convertible preferred stock to determine whether any embedded features, including conversion options, redemption features, or other contingent settlement provisions, require bifurcation and separate accounting as derivative instruments pursuant to ASC 815.

Subsequent to initial recognition, the carrying value of the redeemable convertible preferred stock is adjusted for accretion to the redemption value when redemption becomes probable or, if applicable, using the effective interest method or by recognizing changes immediately as they occur pursuant to ASC 480-10-S99. Accretion is recorded as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital and accumulated deficit.

Dividends on redeemable convertible preferred stock, whether declared or cumulative, are recorded in accordance with the terms of the applicable agreements and are reflected as adjustments in arriving at net income (loss) attributable to common stockholders in the calculation of earnings per share.

Upon conversion, redemption, extinguishment, or modification of the redeemable convertible preferred stock, the Company evaluates the transaction to determine the appropriate accounting treatment, including whether the transaction should be accounted for as an extinguishment, modification, or induced conversion in accordance with applicable U.S. GAAP.

The Company reassesses the classification of redeemable convertible preferred stock at each reporting date to determine whether changes in facts or circumstances impact the presentation or accounting treatment of the instrument.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2026. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s DC&P and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for three months ended March 31, 2026, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S. GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the three months ended March 31, 2026. In addition, there were no changes to previously released financial results. However, if the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

Management’s Remediation Measures

To address the deficiencies identified, management, with oversight of the Audit Committee, has implemented, or will implement, remediation measures to further address the deficiencies in the design of its DC&P and ICFR. The Company intends to complete such remedial measures by December 31, 2027, and is currently underway with planning and scoping procedures. Management has also performed an initial risk assessment using a top-down, risk-based approach with respect to the risks of material misstatement of the consolidated financial statements. In addition, compensating controls have been applied to a number of areas where the risks of material misstatement are considered moderate to high. The Company is engaging outside resources to strengthen the business process documentation and help with management’s self-assessment and testing of internal controls. Although the Company can give no assurance that these actions will remediate these deficiencies or that additional deficiencies or a material weaknesses will not be identified in the future, management believes the foregoing efforts will, when implemented, strengthen our DC&P and ICFR. Management will take additional remedial actions as necessary as they continue to evaluate and work to improve the Company’s control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Mr. Schwartz has also filed a motion to dismiss the complaint. Briefing on these motions has not yet been completed.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on April 8, 2026, which could materially affect our business, financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Shares

In April 2026, the Company’s Board of Directors authorized an increase in its stock repurchase program from $5 million to $15 million.

As of March 31, 2026, the Company had repurchased 5,058,590 common shares at a total cost of $2.5 million under this program. Subsequent to March 31, 2026, the Company acquired an additional 2,291,000 common shares at a total cost of $1.0 million. Following these transactions, the Company has $11.5 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 to October 31, 2025	833,124	$0.72	833,124	$4,400,852
November 1, 2025 to November 30, 2025	1,120,606	0.50	1,953,730	3,835,045
December 1, 2025 to December 31, 2025	1,038,787	0.54	2,992,517	3,271,244
January 1, 2026 to January 31, 2026	543,057	0.46	3,535,574	3,022,925
February 1, 2026 to February 28, 2026	1,460,016	0.33	4,995,590	2,542,995
March 1, 2026 to March 31, 2026	63,000	0.29	5,058,590	2,524,945
April 1, 2026 to April 30, 2026	2,291,000	0.44	7,349,590	11,526,142
Total	7,349,590	$0.47	7,349,590	$11,526,142

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor did any director or officer adopt or terminate any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

On August 1, 2025, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock from time to time. In April 2026, the Company’s Board of Directors authorized an increase in its stock repurchase program from $5 million to $15 million. While the repurchase program permits repurchases to be effected through various means, including pursuant to a Rule 10b5-1 trading plan, the Company has not adopted any Rule 10b5-1 trading arrangement in connection with the repurchase program as of the date of this Quarterly Report.

ITEM 6. EXHIBITS

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1	Amendment No. 1 to the Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

3.2	Certificate of Designation of Series A-2 Convertible Preferred Stock of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).

10.1	Asset Purchase Agreement, dated February 20, 2026, by and among Ben Group, Inc., TubeBuddy, LLC, TubeBuddy, Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).

10.2	Registration Rights Agreement, dated February 20, 2026, by and among Ben Group, Inc., TubeBuddy, LLC, TubeBuddy, Inc., and GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2026).

10.3	Employment Agreement, dated February 2, 2026, between the Company and Amaree Tanawong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2026).

10.4	Amended and Restated Employment Agreement, effective January 1, 2026, between the Company and Mr. Kenna (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.
^	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of such schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	May 14, 2026	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2026	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

