Form 10-Q
period 2026-06-30
GameSquare Holdings, Inc.
filed 2026-08-13
CIK 1714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 13, 2026
Common Stock - $0.0001 par value	103,809,536

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. All statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, expected return of its Ethereum (“ETH”) based treasury program, as well as any information concerning possible or assumed future results of operations.

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

GAMESQUARE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash	$2,101,751	$4,604,781
Restricted cash	2,361,254	1,769,552
Accounts receivable, net	11,322,606	8,733,159
Digital assets	23,454,063	5,987,720
Government remittances	284,081	343,488
Prepaid expenses and other current assets	936,001	771,902
Total current assets	40,459,756	22,210,602
Investments	137,023	383,503
Investment in ETH fund	377,438	41,374,063
Promissory note receivable, non-current	549,000	549,000
Property and equipment, net	106,456	114,054
Goodwill	8,619,295	5,912,230
Intangible assets, definite lived, net	7,451,752	5,414,452
Intangible assets, indefinite lived	-	1,945,962
Right-of-use assets	1,187,597	1,398,515
Total assets	$58,888,317	$79,302,381
Liabilities, Mezzanine Equity and Shareholders’ Equity
Accounts payable	$20,795,772	$21,929,984
Accrued expenses and other current liabilities	4,818,818	6,788,876
Players liability account	47,535	47,535
Deferred revenue	5,334,418	3,952,295
Current portion of operating lease liability	458,186	441,485
Promissory notes payable, current	12,100,000	2,000,000
Warrant liability	376	1,626,832
Contingent purchase consideration, current	1,433,000	-
Deferred purchase consideration	-	3,996,548
Arbitration reserve	-	93,041
Total current liabilities	44,988,105	40,876,596
Contingent purchase consideration, non-current	2,279,224	807,000
Deferred tax liability	810,704	810,704
Operating lease liability	925,361	1,154,341
Total liabilities	49,003,394	43,648,641
Commitments and contingencies (Note 17)
Series A-1 convertible preferred stock ($0.0001 par value, 50,000,000 authorized, 0 and 3,433 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	-	3,924,296
Common stock ($0.0001 par value, 500,000,000 shares authorized, 102,371,390 and 98,066,751 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	10,237	9,807
Additional paid-in capital	201,264,994	195,158,882
Treasury stock	(205,628)	(580,715)
Accumulated other comprehensive loss	(558,330)	(586,991)
Non-controlling interest	-	-
Accumulated deficit	(190,626,350)	(162,271,539)
Total shareholders’ equity	9,884,923	35,653,740
Total liabilities and shareholders’ equity	$58,888,317	$79,302,381

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$18,475,300	$7,788,519	$33,010,922	$15,227,643
Cost of revenue	9,425,530	5,497,023	18,356,970	9,778,222
Gross profit	9,049,770	2,291,496	14,653,952	5,449,421
Operating expenses:
General and administrative	5,194,140	3,565,333	9,633,787	7,272,958
Selling and marketing	2,422,819	1,416,813	4,565,833	2,752,574
Research and development	682,531	671,614	1,293,333	1,325,667
Depreciation and amortization	536,648	252,174	966,898	456,305
Contract exit costs	9,477	103,507	160,332	720,720
Other operating expenses	1,915,142	547,188	3,086,839	1,292,565
Total operating expenses	10,760,757	6,556,629	19,707,022	13,820,789
Loss from continuing operations	(1,710,987)	(4,265,133)	(5,053,070)	(8,371,368)
Other income (expense), net:
Interest income (expense)	(279,492)	116,316	(608,593)	142,902
Change in fair value of convertible debt carried at fair value	-	(5,561)	-	327,916
Change in fair value of warrant liability	(726,189)	(17,731)	(66,806)	(12,384)
Arbitration settlement reserve	(39,634)	(66,217)	(11,842)	(10,634)
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(7,828,414)	-	(22,420,563)	-
Yield on digital assets	(119,987)	-	(151,888)	-
Other income (expense), net	177,043	204,323	174,450	130,859
Total other income (expense), net	(8,816,673)	231,130	(23,085,242)	578,659
Loss from continuing operations before income taxes	(10,527,660)	(4,034,003)	(28,138,312)	(7,792,709)
Income tax expense	(83,050)	-	(83,050)	-
Net income (loss) from continuing operations	(10,610,710)	(4,034,003)	(28,221,362)	(7,792,709)
Net income (loss) from discontinued operations	(39,129)	1,015,657	(133,449)	(2,399,373)
Net loss	(10,649,839)	(3,018,346)	(28,354,811)	(10,192,082)
Net loss attributable to non-controlling interest	-	-	-	2,018,132
Net loss attributable to GameSquare Holdings, Inc.	$(10,649,839)	$(3,018,346)	$(28,354,811)	$(8,173,950)

Comprehensive loss, net of tax:
Net loss	$(10,649,839)	$(3,018,346)	$(28,354,811)	$(10,192,082)
Change in foreign currency translation adjustment	699	(547,983)	28,661	(385,457)
Comprehensive loss	(10,649,140)	(3,566,329)	(28,326,150)	(10,577,539)
Comprehensive loss attributable to non-controlling interest	-	-	-	2,018,132
Comprehensive loss	$(10,649,140)	$(3,566,329)	$(28,326,150)	$(8,559,407)

Income (loss) per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution:
From continuing operations	$(0.11)	$(0.10)	$(0.29)	$(0.21)
From discontinued operations	(0.00)	0.03	(0.00)	(0.01)
Loss per common share attributable to GameSquare Holdings, Inc. - basic and assuming dilution	$(0.11)	$(0.08)	$(0.30)	$(0.22)
Weighted average common shares outstanding - basic and diluted	94,909,415	38,968,089	96,115,061	37,850,112

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Preferred stock		Additional paid-	Treasury	Accumulated other comprehensive	Accumulated	Non-controlling	Shareholders’
	Shares	Par value	Shares	Amount	in capital	stock	(loss) income	deficit	interest	equity

Balance, January 1, 2026	98,066,751	$9,807	3,433	$3,924,296	$195,158,882	$(580,715)	$(586,991)	$(162,271,539)	$-	$35,653,740
Conversion of Series A-1 Preferred	3,433,000	343	(3,433)	(3,924,296)	3,923,953	-	-	-	-	-
Conversion of Series A-2 Preferred	5,000,000	500	-	-	1,769,244	-	-	-	-	1,769,744
Shares issued to settle outstanding amounts payable	468,175	47	-	-	239,382	-	-	-	-	239,429
Restricted share units exercised	799,324	80	-	-	(80)	-	-	-	-	-
Reclass liability classified warrants to equity classified	-	-	-	-	1,693,237	-	-	-	-	1,693,237
Share-based compensation - options and RSUs	-	-	-	-	859,541	-	-	-	-	859,541
Treasury stock	-	-	-	-	-	(2,004,618)	-	-	-	(2,004,618)
Cancellation of treasury stock	(5,395,860)	(540)	-	-	(2,379,165)	2,379,705	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	28,661	-	-	28,661
Net loss	-	-	-	-	-	-	-	(28,354,811)	-	(28,354,811)
Balance, June 30, 2026	102,371,390	$10,237	-	$-	$201,264,994	$(205,628)	$(558,330)	$(190,626,350)	$-	$9,884,923

Balance, January 1, 2025	32,635,995	$3,264	-	$-	$119,438,370	$-	$(208,617)	$(122,171,056)	$14,942,287	$12,004,248
Disposal of FaZe Media Inc.	-	-	-	-	-	-	-	-	(12,924,155)	(12,924,155)
Conversion of convertible debt	5,032,233	503	-	-	3,991,735	-	-	-	-	3,992,238
Shares issued to settle outstanding amounts payable	1,393,240	139	-	-	1,928,072	-	-	-	-	1,928,211
Restricted share units exercised	62,500	6	-	-	(6)	-	-	-	-	-
Share-based compensation - options and RSUs	-	-	-	-	34,614	-	-	-	-	34,614
Other comprehensive loss	-	-	-	-	-	-	(385,457)	-	-	(385,457)
Net loss	-	-	-	-	-	-	-	(8,173,950)	(2,018,132)	(10,192,082)
Balance, June 30, 2025	39,123,968	$3,912	-	$-	$125,392,785	$-	$(594,074)	$(130,345,006)	$-	$(5,542,383)

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,354,811)	$(10,192,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	973,149	884,155
Amortization of operating lease right-of-use assets	210,918	274,136
Gain on disposition of subsidiary	-	(2,721,953)
Loss on disposition of assets	-	1,477,619
Gain on shares issued for debt	(177,555)	-
Unrealized (gain) loss on investment in ETH fund	(7,490,787)	-
Realized (gain) loss on investment in ETH fund	19,168,572	-
Unrealized (gain) loss on digital assets	7,544,816	-
Realized (gain) loss on digital assets	3,197,962	-
Yield on digital assets	(2,026)	-
Yield on investment in ETH fund	153,914	-
Accretion of promissory note receivable	-	(614,415)
Change in fair value of contingent purchase consideration	1,439,559	-
Change in fair value of warrant liability	66,806	12,384
Change in fair value of arbitration reserve	11,842	10,634
Change in fair value of convertible debt carried at fair value	-	(327,916)
Share-based compensation	859,541	34,614
Changes in operating assets and liabilities:
Accounts receivable, net	(2,557,177)	5,042,422
Government remittances	59,407	(1,896)
Prepaid expenses and other current assets	(113,075)	383,364
Accounts payable, accrued expenses and other current liabilities	(2,939,741)	(1,105,722)
Deferred revenue	(1,025,024)	236,067
Operating lease liability	(212,279)	(274,558)
Net cash used in operating activities	(9,185,989)	(6,883,147)
Cash flows from investing activities:
Purchase of property and equipment	(9,214)	(77,014)
Purchase of intangible assets	-	(300,000)
Purchase of digital assets	(1,000,000)	-
Proceeds from sale of property and equipment	104	-
Proceeds from sale of digital assets	2,388,562	-
Proceeds from sale of intangible assets, indefinite lived	1,515,000	-
Proceeds from sale of investments	250,000	-
Payment of deferred purchase consideration	(3,996,548)	-
Disposal of FaZe Media, net of cash disposed	-	(636,377)
Net cash used in investing activities	(852,096)	(1,013,391)
Cash flows from financing activities:
Payment for acquisition of treasury stock	(2,004,618)	-
Proceeds from payments on promissory notes receivable, net	-	225,000
Proceeds from issuance of promissory notes payable	10,100,000	2,000,000
Proceeds (repayments) on line of credit, net	-	(273,456)
Net cash provided by financing activities	8,095,382	1,951,544
Effect of exchange rate changes on cash and restricted cash	31,375	(716,895)
Net increase (decrease) in cash and restricted cash	(1,911,328)	(6,661,889)
Cash and restricted cash, beginning of period	6,374,333	13,148,980
Cash and restricted cash, end of period	$4,463,005	$6,487,091

See accompanying notes to Condensed Consolidated Financial Statements.

GAMESQUARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Six months ended June 30,
	2026	2025
Supplemental disclosure with respect to cash flows:
Cash paid for interest expense	$277,020	$283,162
Cash paid for income taxes	-	-
Operating lease payments in operating cash flows	272,904	365,703

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of TubeBuddy with Series A-2 Preferred Stock and contingent purchase consideration	$3,235,409	$-
Sale of NFTs for digital assets - ETH	430,962	-
Redemption of digital assets - ETH from ETH fund	29,164,926	-
Conversion of Series A-1 Preferred	3,924,296	-
Conversion of Series A-2 Preferred	1,769,744	-
Conversion of convertible debt	-	3,992,238
Shares issued to settle legal and other amounts payable	239,429	1,928,211
Disposal of FaZe Media in exchange for conversion of convertible debt	-	10,000,000

Reconciliation of cash and restricted cash:

	June 30, 2026	December 31, 2025
Cash	$2,101,751	$4,604,781
Restricted cash	2,361,254	1,769,552
Cash and restricted cash shown in the consolidated statements of cash flows	$4,463,005	$6,374,333

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

GameSquare completed its Plan of Merger (the “Merger”) with FaZe Holdings, Inc. (“FaZe”) on March 7, 2024, resulting in the Company acquiring all the issued and outstanding securities of FaZe.

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $190.6 million as of June 30, 2026 and of $162.3 million as of December 31, 2025. The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, further appreciation of its ETH holdings or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of June 30, 2026, the Company had a working capital deficiency of $4.5 million and of $18.7 million as of December 31, 2025, which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

The Company does not have any current plans to raise additional funds, given the Company has a significant digital asset treasury, but given the uncertainty on price movement in its ETH holdings, it is possible its digital asset treasury would not be sufficient to fund operations and other management objectives over the next twelve months. If required, the Company can raise additional capital through equity or debt offerings. Further, the Company has substantial asset value in each of its wholly owned subsidiaries, which could be used as a source of capital if required. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities.

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

The Company’s material subsidiaries as of June 30, 2026, are as follows:

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

(d) Concentration of credit risk

The Company places its cash, which may at times be in excess of Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

The Company had no customers whose revenue accounted for more than 10% of total revenue for the three and six months ended June 30, 2026 and 2025.

No customers individually accounted for more than 10% of the Company’s accounts receivable as of June 30, 2026 and December 31, 2025.

(e) Segment reporting

In accordance with the ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the operating segment results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2026, the Company is organized into five operating segments, which represent three reportable segments: Owned and Operated IP, Agency and SaaS and managed services. Talent Agency and Marketing Agency operating segments are combined into Agency reportable segment. B2B SaaS and B2C SaaS operating segments are combined into SaaS and managed services reportable segment.

ASC 280 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

(f) Revenue recognition

The following table provides a breakdown of the Company’s revenue streams from continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SaaS	$2,567,330	$743,930	$4,179,375	$1,488,642
SaaS - Managed services	555,085	388,038	991,735	738,157
Marketing agency	5,877,766	1,981,870	9,359,497	4,052,199
Talent agency	4,662,354	2,868,360	8,606,548	4,053,817
Content	2,079,306	(312)	3,551,954	-
Consumer Products - Merchandise	314,278	70,001	376,557	(16,631)
Consumer Products - Royalties	396,917	456,912	1,615,221	989,916
Brand Sponsorships	1,197,500	442,714	2,415,052	882,939
Esports	824,764	837,006	1,914,983	3,038,604
Total Revenue	$18,475,300	$7,788,519	$33,010,922	$15,227,643

(g) Redeemable convertible preferred stock – Mezzanine equity

The Company accounted for its Series A-2 redeemable convertible preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and applicable SEC guidance, including ASC 480-10-S99.

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

As of June 18, 2026, the Series A-2 redeemable convertible preferred stock was automatically converted into common stock upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million.

3. Recent accounting pronouncements

The Company reviewed all recently issued accounting standards updates and determined that there were no accounting pronouncements adopted during the period, or not yet adopted, that are expected to have a material impact on the Company’s financial statements or disclosures.

4. Acquisitions and divestitures

(a) Acquisition of TubeBuddy

On February 20, 2026, GameSquare Holdings, Inc., TubeBuddy, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company (“Buyer”), Ben Group, Inc., a Nevada corporation (“Ben Group”), and TubeBuddy, LLC, a California limited liability company (“TB LLC”, and together with Ben Group, “Seller”), entered into an asset purchase agreement, pursuant to which the Company acquired substantially all the assets, and certain specified liabilities, of the TubeBuddy relating to software which utilizes search engine optimization, bulk processing, workflow, and other tools for social media and content creation. As consideration for the transaction, the Company issued 5,000,000 shares of its newly designated Series A-2 Redeemable Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A-2 Preferred Stock”).

Pursuant to the asset purchase agreement, the Company agreed to file a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) on or prior to April 30, 2026 and to hold a related meeting of stockholders for the purposes of obtaining the approval (the “Shareholder Approval”) of the holders of the Company’s capital stock to authorize a sufficient number of additional shares of common stock of the Company, par value $0.0001 per share, to allow for the conversion of the Series A-2 Preferred Stock into common stock in accordance with, and pursuant to the terms and conditions set forth in, the Certificate of Designation (as defined below). The Company agreed to hold a meeting of stockholders to seek the Shareholder Approval no later than 120 days after the closing of the transaction. The Company held a meeting on June 18, 2026 and obtained the Shareholder Approval before September 30, 2026 (the “Shareholder Approval Deadline”). The Series A-2 redeemable convertible preferred stock, including the embedded redemption feature and conversion feature, was accounted for as mezzanine (temporary) equity. Refer to Note 11 for further discussion on the accounting treatment of the Series A-2 redeemable convertible preferred stock.

As of June 18, 2026, the Series A-2 redeemable convertible preferred stock was automatically converted into 5 million shares of common stock upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million. As such, the cash redemption feature is no longer applicable. As of June 18, 2026, the Company reclassified the Series A-2 Preferred Stock, at its carrying value of $1.8 million, to common equity (common par value and additional paid-in capital).

The asset purchase agreement also provides for deferred consideration upon the occurrence of certain events. Under the asset purchase agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as-converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as-converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or (y) the Seller or its affiliates sells any of such shares prior to the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000. The Deferred Cash Consideration was accounted for as contingent purchase consideration. Refer to Note 11 for further discussion on the accounting treatment of the Deferred Cash Consideration.

Each share of Series A-2 Preferred Stock was issued with an initial liquidation value of $1.00 per share, subject to adjustments for stock splits, combinations and similar transactions. Upon the receipt of the Shareholder Approval, each share of Series A-2 Preferred Stock automatically converted into one share of common stock.

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

Pro-forma results of operations

The following unaudited pro-forma condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, have been prepared as if the acquisition had occurred on January 1 of each period presented. The below does not include any pro-forma adjustments other than adding in the actual results of TubeBuddy from January 1, 2026 to February 20, 2026 for the six month period ending June 30, 2026 and the three and six months ended June 30, 2025 for the 2025 periods.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$18,475,300	$10,406,438	$34,307,498	$20,594,998
Net loss	(10,649,839)	(2,427,296)	(28,054,508)	(8,611,891)

Revenue and net income of TubeBuddy included in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 amounted to $2.9 million and $0.9 million, respectively.

Revenue and net income of TubeBuddy included in the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 amounted to $1.9 million and $0.5 million, respectively.

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

(b) Acquisition of Click

On September 10, 2025, GameSquare entered into an equity purchase agreement pursuant to which it acquired all of the outstanding equity interests in Click, an Australian proprietary limited company, subject to the terms and conditions in the Purchase Agreement. The acquisition of Click closed on September 11, 2025.

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

Pro-forma results of operations

The following unaudited pro-forma condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, have been prepared as if the acquisition had occurred on January 1 of the 2025 period. The below does not include any pro-forma adjustments other than adding in the actual results of Click for the three and six months ended June 30, 2025 for the 2025 period.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$18,475,300	$11,259,165	$33,010,922	$22,165,854
Net loss	(10,649,839)	(3,186,788)	(28,354,811)	(10,249,732)

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

5. Digital assets

The Company holds Ethereum (“ETH”), Animecoin (“ANIME”), and REKT, all of which are within the scope of ASC 350-60.

The following table presents a roll forward of digital assets held directly by the Company:

	ETH	ANIME	REKT	SAND	Total
Balance, January 1, 2026	$3,985,640	$1,480,042	$522,038	$-	$5,987,720
Purchases	-	1,000,000	-	-	1,000,000
Redemptions in Dialectic investment	29,164,926	-	-	-	29,164,926
Sales	(584,172)	(1,804,390)	-	-	(2,388,562)
Exchange of NFTs for ETH	430,962	-	-	-	430,962
Yield	2,026	-	-	-	2,026
Unrealized gain (loss) on digital assets	(9,454,117)	2,269,958	(360,657)	-	(7,544,816)
Realized gain (loss) on digital assets	(252,348)	(2,945,610)	(4)	-	(3,197,962)
Fees and other	(232)	-	1	-	(231)
Balance, June 30, 2026	$23,292,685	$-	$161,378	$-	$23,454,063

Unrealized and realized gains (losses) on digital assets are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH fund in the condensed consolidated statements of operations and comprehensive loss.

Digital asset holdings as of June 30, 2026, were as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	14,840.04	$23,292,685	33,614,698	$(10,322,013)
ANIME	-	-	-	-
REKT	2,280,635,115,917.32	161,378	1,978,083	(1,816,705)
Total		$23,454,063	$35,592,781	$(12,138,718)

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

6. Investment in ETH fund

The Company holds an investment in Dialectic Ellipse Feeder Fund LP (“Dialectic”), which is within the scope of ASC 321.

The following table presents a roll forward of Investment in ETH fund held directly by the Company:

Investment in ETH Fund
Balance, January 1, 2026	$41,374,063
Redemptions of ETH in Dialectic investment	(29,164,926)
Yield	(153,914)
Unrealized gain (loss) on investment in ETH fund	7,490,787
Realized gain (loss) on investment in ETH fund	(19,168,572)
Balance, June 30, 2026	$377,438

Upon redemption of amounts from investment in ETH fund, a realized gain (loss) is recognized as limited partner units within the fund are being sold. The realized loss does not represent a cash loss as the Company is redeeming its ETH equity position within the fund for ETH.

Investment in ETH fund as of June 30, 2026, was as follows:

Asset	Units Held	Fair Value	Cost Basis	Unrealized Gain (Loss)
ETH	240.47	$377,438	$853,575	$(476,137)

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

The investment generated yield during the three and six months ended June 30, 2026 of $(121) thousand and $(154) thousand, respectively, which is included in yield on digital assets in the condensed consolidated statements of operations and comprehensive loss. Further, realized and change in unrealized losses on changes in market value of ETH of $0.7 million and $(11.7) million were recognized during the three and six months ended June 30, 2026, respectively, and are included in realized and change in unrealized gain (loss) on digital assets and investment in ETH fund in the condensed consolidated statements of operations and comprehensive loss.

7. Goodwill and intangible assets

(a) Goodwill

The following table presents the changes in the carrying amount of goodwill:

Balance, January 1, 2025	$12,704,979
Disposal of FaZe Media	(7,147,428)
Acquisition of Click	5,496,529
Impairment of Frankly	(5,141,850)
Balance, December 31, 2025	$5,912,230
Acquisition of TubeBuddy	2,707,065
Balance, June 30, 2026	$8,619,295

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

Goodwill as of June 30, 2026 consisted of $5.5 million within the Click reporting unit, $2.7 million within the TubeBuddy reporting unit and $0.4 million within the Stream Hatchet reporting unit. The Company has set an annual goodwill impairment test date for the Click reporting unit of June 30, which aligns with its local financial reporting year end.

Effective April 1, 2026, the Company reorganized its internal reporting structure by transferring management oversight and operational control of its Influencer Marketing ("IM") line of business from Stream Hatchet to the Click. IM was originally established organically in March 2025 within Stream Hatchet.

Following this operational transfer, discrete financial information is available and regularly reviewed by segment management for both legacy Click operations and IM, establishing each as a component within the Click operating segment pursuant to ASC 350-20, Goodwill. In accordance with ASC 350-20-35-35, components within the same operating segment are aggregated and deemed a single reporting unit if they share similar economic characteristics.

Management evaluated the nature of services, target customer profiles, technology and delivery mechanisms, and long-term financial margin profiles of legacy Click and IM, and concluded that the components exhibit similar economic characteristics. Consequently, legacy Click and IM are aggregated and evaluated as a single reporting unit ("Click Reporting Unit") for goodwill impairment testing purposes.

Because IM was developed organically as a standalone operational unit with $0 initial allocated goodwill, the reorganization had no impact on the historical carrying amount of goodwill recorded within the Click reporting unit ($5.5 million) or the Stream Hatchet reporting unit ($0.4 million). No goodwill reallocation was required or recorded in connection with this internal reorganization.

The Company completed its annual goodwill impairment test for the Click reporting unit as of June 30, 2026 using a quantitative assessment. Based on the evaluation, the fair value of the Click reporting unit exceeded its carrying value, and no goodwill impairment loss was recognized. Additionally, no events or changes in circumstances occurred during the period to indicate that the carrying value of goodwill for the TubeBuddy or Stream Hatchet reporting units may not be recoverable.

(b) Intangible assets, definite lived

Intangible assets, definite-lived consist of the following:

	As of June 30, 2026
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$11,620,600	$(2,789,136)	$(6,049,195)	$2,782,269
Talent network	3,940,000	(953,778)	(300,000)	2,686,222
Brand name	3,490,288	(1,671,787)	(784,220)	1,034,281
Software	2,830,000	(659,609)	(1,221,411)	948,980
Total intangible assets	$21,880,888	$(6,074,310)	$(8,354,826)	$7,451,752

	As of December 31, 2025
	Original cost	Accumulated amortization	Accumulated impairment losses	Carrying value
Customer relationships	$10,058,887	$(2,453,587)	$(6,049,195)	$1,556,105
Talent network	3,940,000	(596,861)	(300,000)	3,043,139
Brand name	3,133,463	(1,534,035)	(784,220)	815,208
Software	1,830,000	(608,589)	(1,221,411)	-
Total intangible assets	$18,962,350	$(5,193,072)	$(8,354,826)	$5,414,452

The Company recognized amortization expense for definite-lived intangible assets of $1.0 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense for definite-lived intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2026	$768,829
2027	1,537,657
2028	1,537,657
2029	1,080,514
2030	810,546
Thereafter	1,716,549
Total estimated amortization expense	$7,451,752

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

Regarding the non-fungible token (“NFT”), CryptoPunks launched as a fixed set of 10,000 items in mid-2017. Rare and highly sought-after “Cowboy Ape” CryptoPunk NFT from Robert Leshner, founder of the DeFi protocol Compound and CEO of Superstate. Valued for its rarity and historical significance as one of only 24 Ape CryptoPunks in existence, the Cowboy Ape is widely regarded as the most desirable CryptoPunks of the 10,000-piece collection and NFTs in general.

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

The components of operating lease expense, recognized in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	135,771	135,771	271,543	365,280
Variable lease expense	61,901	64,025	127,959	149,949
Total operating lease costs	197,672	199,796	399,502	515,229

As of June 30, 2026, the remaining lease-term and discount rate on the Frisco, TX lease was 2.8 years and 8.3%, respectively.

Maturities of the lease liability are as follows:

Remainder of 2026	272,904
2027	545,808
2028	545,808
2029	181,936
2030	-
Thereafter	-
Total lease payments	1,546,456
Less: Interest	(162,909)
Total lease liability	$1,383,547

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

During the third quarter of 2025, in connection with the discontinued operations of Frankly, which was the primary borrower under the line of credit, the Company paid down the balance under the LOC. As of December 31, 2025, the outstanding principal, and unpaid accrued interest, on the LOC was $0. During the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $0 and $0.3 million on the LOC.

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

ETH backed short-term promissory notes

The Company entered into short-term promissory note arrangements with third-party lenders that are collateralized by the Company’s holdings of ETH. The borrowings are evidenced by promissory notes with a contractual term of 60 days and bear interest at a stated rate of 8.5% to 9.5% per annum. The two notes have maturity dates of August 16, 2026 and September 30, 2026. Both notes automatically extend to a successive 60-day term, unless written notice is provided by either party prior to the maturity date. The Company intends to further extend the maturity dates of both notes until ETH price recovers to values closer to its original cost basis on purchases made in the third quarter of 2025.

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

Interest expense under ETH backed short-term promissory notes for the six months ended June 30, 2026 was $0.4 million. Interest expense related to the promissory notes is recognized in interest expense, net in the condensed consolidated statements of operations and comprehensive loss using the contractual interest rate over the term of the borrowings.

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

As of June 30, 2026, the Company had $12.1 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 11,319.65 ETH with a fair value of $17.8 million, resulting in a collateral coverage ratio of approximately 147%.

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

Interest expense on the Gigamoon CD for the six months ended June 30, 2026 and 2025, amounted to $0 and $0.2 million, respectively, and is recorded within interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

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

Interest expense on the Three Curve CD for the six months ended June 30, 2026 and 2025, amounted to $0 and $43 thousand, respectively, and is recorded within interest expense, net on the condensed consolidated statements of operations and comprehensive loss.

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

The Series A-2 Preferred Stock was classified as temporary (mezzanine) equity in accordance with ASC 480-10-S99-3A because the Cash Redemption is triggered by failure of a stockholder vote — an event not solely within the Company’s control. The Company evaluated the embedded Automatic Conversion and Cash Redemption features under ASC 815-15 and concluded that bifurcation is not required. The Deferred Cash Consideration is contingent purchase consideration in the business combination and is recognized at fair value, with changes in fair value recognized in earnings.

The total fair value of the instruments issued in connection with the TubeBuddy Acquisition was $3.2 million at the closing date, determined using a Monte Carlo simulation. Of this amount, $1.5 million was allocated to the contingent purchase consideration and the residual $1.8 million was allocated to the Series A-2 Preferred Stock in mezzanine equity.

The Series A-2 Preferred Stock is not remeasured to fair value. The carrying amount is accreted toward the redemption value (the $3,500,000 Failure Payment plus accrued interest) using the effective interest method if and when redemption becomes probable. As of June 18, 2026, the Series A-2 redeemable convertible preferred stock was automatically converted into 5 million shares of common stock upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million. As such, the cash redemption feature is no longer applicable. As of June 18, 2026, the Company reclassified the Series A-2 Preferred Stock, at its carrying value of $1.8 million, to common equity (common par value and additional paid-in capital).

The contingent purchase consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the six months ended June 30, 2026, the change in fair value of the contingent purchase consideration was a loss of $90 thousand and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent purchase consideration was $1.6 million as of June 30, 2026.

The fair value of the contingent purchase consideration is determined using a Monte Carlo simulation that produces probability-weighted scenario outcomes. Significant unobservable inputs to the valuation are summarized below:

Significant Unobservable Input	June 30, 2026

Expected volatility of the common stock	121.6%
Risk-free interest rate	4.00%
Credit spread	9.7%

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

The contingent purchase consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. For the six months ended June 30, 2026, the change in fair value of the contingent purchase consideration was a loss of $1.35 million and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent purchase consideration was $2.1 million as of June 30, 2026, of which $1.4 million was current and $0.7 million was long-term.

12. Shareholders’ Equity

(a) Description of the Company’s securities

The Company is authorized to issue 500,000,000 common shares, par value $0.0001 per share, and 50,000,000 preferred shares, par value $0.0001 per share. Holders of common shares are entitled to one vote in respect of each common share held at shareholder meetings of the Company.

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

The Series A-1 preferred stock ranked senior to all junior securities, including common stock, and carried a $1.50 per share liquidation preference on an as-converted basis. After satisfying this preference, each share of Series A-1 preferred stock would automatically convert into 1,000 shares of the common stock. The Series A-1 preferred stock has no voting rights and is equity classified.

As of June 18, 2026, the Series A-1 preferred stock was automatically converted into 3,433,000 shares of common stock upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million.

On August 1, 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase shares of common stock, par value $0.0001 per share up to $5,000,000 worth of Common Stock. On April 14, 2026, the Board of Directors authorized an increase in its stock repurchase program from $5 million to $15 million. Under the repurchase program, GameSquare may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will be determined by management depending on a variety of factors, including, among other factors, stock price, trading volume, market conditions and other general business considerations. The repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Repurchases under this program will be funded from the Company’s surplus cash and cash equivalents or future cash flow generated by its Ethereum yield strategy. As of June 30, 2026, the Company had repurchased 7,844,590 common shares at a total cost of $3.8 million under this program. Subsequent to June 30, 2026, the Company acquired an additional 1,042,665 common shares at a total cost of $0.4 million. Following these transactions, the Company has $10.8 million remaining under its current authorization.

(b) Activity for the periods presented – common shares

As of June 18, 2026, the Company issued 3,433,000 common shares and 5,000,000 common shares in connection with the conversion of its Series A-1 preferred stock and Series A-2 preferred stock, respectively. As of June 18, 2026, both series of preferred stock were automatically converted into common stock upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million. As of June 18, 2026, the carrying value of the Series A-1 preferred stock of $3.9 million was reclassified out of preferred stock and into common stock. Further, the carrying value of the Series A-2 preferred stock of $1.8 million was reclassified out of preferred stock within mezzanine equity to common stock.

During the six months ended June 30, 2026, the Company issued a total of 468,175 shares of common stock for payment of accounts payable obligations. FaZe Media was issued 226,508 common shares for payment of FaZe tradename license fees for the period covering January 1, 2025 to December 31, 2025. Fees are computed as 2.5% of total revenue generated by FaZe Esports. As a result of the difference between the fair value of the common shares issued of $135 thousand and the carrying value of the obligation of $312 thousand, the Company recorded a gain on settlement of $178 thousand, included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The remaining 241,667 shares of common stock were issued to AIS for final payment of the arbitration reserve.

During the six months ended June 30, 2026, the Company had repurchased an additional 4,852,073 common shares at a total cost of $2.0 million under its share repurchase program. Additionally, the Company cancelled 5,395,860 of its common shares in treasury, resulting in a reduction to treasury stock at cost and a reduction of additional paid-in capital of $2.4 million. As of June 30, 2026, the Company held 495,000 common shares as treasury stock.

During the six months ended June 30, 2026, the Company issued 799,324 common shares from the exercise of Restricted Share Units (“RSUs”) under its equity incentive plan (see Note 14).

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

13. Net loss per share

As the Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, the inclusion of certain options, RSUs, warrants, and contingent shares in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation.

The following table summarizes potential common shares that were excluded as their effect is anti-dilutive:

	Three and six months ended June 30,
	2026	2025
Options and RSUs outstanding	3,623,833	3,264,257
Warrants outstanding	8,563,568	1,978,481
Conversion of convertible debt	-	284,090
Total	12,187,401	5,526,828

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

(a) Options

The following is a summary of Options outstanding as of June 30, 2026 and December 31, 2025, and changes during the six months then ended, by Option exercise currency:

	Number of shares	Weighted-average exercise price (CAD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2025	416,621	$19.34	1.96	$-
Forfeited or expired	(131,558)	$16.68
Outstanding at December 31, 2025	285,063	$20.56	0.95	$-
Forfeited or expired	(71,259)	$21.50
Outstanding at June 30, 2026	213,804	$20.25	1.05	$-
Exercisable at June 30, 2026	213,804	$20.25	1.05	$-

	Number of shares	Weighted-average exercise price (USD)	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2025	2,344,594	$2.47	6.91	$-
Forfeited or expired	(1,273,780)	$3.05
Outstanding at December 31, 2025	1,070,814	$1.78	3.35	$-
Forfeited or expired	(61,651)	$3.05
Granted	361,500	$0.73
Outstanding at June 30, 2026	1,370,663	$1.45	3.38	$-
Exercisable at June 30, 2026	1,009,163	$1.70	2.84	$-

Share-based compensation expense related to the vesting of options was $30 thousand and $4 thousand for the six months ended June 30, 2026 and 2025, respectively, and $30 thousand and $2 thousand for the three months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

(b) RSUs

The following is a summary of RSUs outstanding on June 30, 2026, and December 31, 2025, and changes during the six months then ended:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	578,042	$2.70
Granted	3,096,192	1.29
Exercised	(1,800,687)	0.94
Forfeited	(708,187)	1.68
Outstanding at December 31, 2025	1,165,360	$2.29
Granted	1,673,330	0.34
Exercised	(799,324)	0.66
Outstanding at June 30, 2026	2,039,366	$1.33

The grant-date fair values of RSUs are based on the Company’s stock price as of the grant date.

Share-based compensation expense related to the vesting of RSUs was $0.8 million and $30 thousand for the six months ended June 30, 2026 and 2025, respectively, and $0.3 million and $4 thousand for the three months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

15. Warrants

(a) Liability-classified warrants having CAD exercise price

The functional currency of the Company is USD and certain of the Company’s warrants have an exercise price in CAD, resulting liability classification of the warrants.

The following is a summary of changes in the value of the warrant liability for the six months ended June 30, 2026:

Amount
Balance, January 1, 2026	$1,193
Change in fair value	(792)
Foreign exchange	(25)
Balance, June 30, 2026	$376

The following assumptions were used to determine the fair value of the warrant liability (CAD exercise price) using the Black-Scholes option pricing model:

	June 30, 2026	December 31, 2025
Share price	CAD$0.56	CAD$0.53
Term, in years	1.25	1.75
Exercise price	CAD$9.68	CAD$9.68
Expected volatility	100.00%	100.00%
Risk-free interest rate	2.61%	2.59%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The Company had 123,930 liability-classified warrants (CAD exercise price) with a weighted average exercise price of CAD$9.68 outstanding as of June 30, 2026 and December 31, 2025. There were no changes during the six months ended June 30, 2026.

(b) Liability-classified warrants having USD exercise price

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through June 18, 2026, these warrants were reclassified to warrant liability. The Company reclassed all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants were reclassified back to equity-classified warrants on June 18, 2026 after the Company successfully increased its common share authorization from 100 million to 500 million.

The following is a summary of changes in the value of the warrant liability (USD exercise price) during the six months ended June 30, 2026:

Amount
Balance, January 1, 2025	$-
Reclass equity classified warrants to warrant liability	9,059,762
Change in fair value	(7,434,123)
Balance, December 31, 2025	$1,625,639
Reclass liability classified warrants to equity	(1,693,237)
Change in fair value	67,598
Balance, June 30, 2026	$-

The following assumptions were used to determine the fair value of the warrant liability (USD exercise price) using the Black-Scholes option pricing model:

	June 18, 2026	December 31, 2025
Share price	$0.425	$0.385
Term, in years	1.08-4.08	1.55-4.55
Exercise price	$1.00-$87.85	$1.00-$87.85
Expected volatility	110.33%-116.75%	110.33%-116.75%
Risk-free interest rate	2.53%-2.96%	2.55%-2.90%
Expected dividend yield	0%	0%

Volatility was estimated by using the average historical volatility of the Company. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based on government treasury bond rates issued with a remaining term approximately equal to the expected remaining life of the warrants.

The Company had 8,439,638 liability-classified warrants (USD exercise price) with a weighted average exercise price of $9.54 outstanding as of June 18, 2026 and December 31, 2025. On June 18, 2026, all USD exercise price warrants were reclassified from warrant liability to equity warrants at $1.7 million, the fair value of the warrants on June 18, 2026.

(c) Equity-classified warrants

Beginning July 18, 2025, after closing of the offering of its common shares, the Company no longer had sufficient unissued authorized common shares to cover its outstanding equity-classified warrants. As a result, beginning on July 18, 2025 and through June 18, 2026, these warrants were reclassified to warrant liability. The Company reclassified all equity-classified warrants to warrant liability, in the amount of $9.1 million, the fair value of all outstanding equity-classified warrants as of that date. These warrants were reclassified back to equity-classified warrants on June 18, 2026 after the Company successfully increased its common share authorization from 100 million to 500 million.

The Company had 8,439,638 equity-classified warrants (USD exercise price) with a weighted average exercise price of $9.54 outstanding as of June 30, 2026.

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

17. Commitments and contingencies

Contingencies

Reid v. GameSquare Holdings, Inc., et al. – A Complaint was filed on December 15, 2025, in the United States District Court, Northern District of Texas by Kevin Reid against GameSquare Holdings, Inc., its former President, Louis Schwartz and its Chief Executive Officer, Justin Kenna. The plaintiff alleges that he was induced by the defendants’ misrepresentations about the Company to purchase GameSquare stock and seeks damages of approximately $5 million under Texas law. The Company does not believe the claims have merit and intends to vigorously defend the matter. The Company is also indemnifying Mr. Schwartz in this matter, who is represented by separate counsel.

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Mr. Schwartz has also filed a motion to dismiss the complaint. Decision on these motions is pending.

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

18. Revenue and segmented information

The CODM uses gross profit, as reviewed at periodic business review meetings, as the key measure of the operating segment results as it reflects the Company’s underlying performance for the period under evaluation to determine resource allocation. As of June 30, 2026, the Company is organized into five operating segments, which represent three reportable segments: Owned and Operated IP, Agency and SaaS and managed services. Talent Agency and Marketing Agency operating segments are combined into Agency reportable segment. B2B SaaS and B2C SaaS operating segments are combined into SaaS and managed services reportable segment.

Revenue, cost of sales and gross profit for the Company’s operating and reportable segments, disaggregated into geographic locations, are as follows:

	Three months ended June 30, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$2,407,348	$-	$-	$2,407,348
Agency	(16)	8,101,940	1,456,915	3,394,617	12,953,456
SaaS and managed services	-	2,204,355	910,141	-	3,114,496
Total Revenue	(16)	12,713,643	2,367,056	3,394,617	18,475,300
Cost of sales
Owned and Operated IP	-	1,417,228	-	-	1,417,228
Agency	261,419	2,929,361	1,563,522	2,907,547	7,661,849
SaaS and managed services	-	242,727	103,726	-	346,453
Total Cost of sales	261,419	4,589,316	1,667,248	2,907,547	9,425,530
Gross profit
Owned and Operated IP	-	990,120	-	-	990,120
Agency	(261,435)	5,172,579	(106,607)	487,070	5,291,607
SaaS and managed services	-	1,961,628	806,415	-	2,768,043
Total Gross profit	$(261,435)	$8,124,327	$699,808	$487,070	$9,049,770

	Three months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$1,806,373	$-	$-	$1,806,373
Agency	224,862	1,981,870	2,643,446	-	4,850,178
SaaS and managed services	-	354,180	777,788	-	1,131,968
Total Revenue	224,862	4,142,423	3,421,234	-	7,788,519
Cost of sales
Owned and Operated IP	-	1,734,744	-	-	1,734,744
Agency	141,682	1,923,245	1,464,233	-	3,529,160
SaaS and managed services	-	128,856	104,263	-	233,119
Total Cost of sales	141,682	3,786,845	1,568,496	-	5,497,023
Gross profit
Owned and Operated IP	-	71,629	-	-	71,629
Agency	83,180	58,625	1,179,213	-	1,321,018
SaaS and managed services	-	225,324	673,525	-	898,849
Total Gross profit	$83,180	$355,578	$1,852,738	$-	$2,291,496

	Six months ended June 30, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$5,364,500	$-	$-	$5,364,500
Agency	32,527	12,329,970	3,563,423	6,555,703	22,481,623
SaaS and managed services	-	3,467,546	1,697,253	-	5,164,799
Total Revenue	32,527	21,162,016	5,260,676	6,555,703	33,010,922
Cost of sales
Owned and Operated IP	-	3,659,871	-	-	3,659,871
Agency	264,942	6,496,100	2,514,580	4,815,527	14,091,149
SaaS and managed services	-	410,070	195,880	-	605,950
Total Cost of sales	264,942	10,566,041	2,710,460	4,815,527	18,356,970
Gross profit
Owned and Operated IP	-	1,704,629	-	-	1,704,629
Agency	(232,415)	5,833,870	1,048,843	1,740,176	8,390,474
SaaS and managed services	-	3,057,476	1,501,373	-	4,558,849
Total Gross profit	$(232,415)	$10,595,975	$2,550,216	$1,740,176	$14,653,952

	Six months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$4,894,879	$-	$-	$4,894,879
Agency	454,568	4,052,199	3,599,197	-	8,105,964
SaaS and managed services	-	780,391	1,446,409	-	2,226,800
Total Revenue	454,568	9,727,469	5,045,606	-	15,227,643
Cost of sales
Owned and Operated IP	-	3,487,588	-	-	3,487,588
Agency	358,631	3,188,117	2,283,365	-	5,830,113
SaaS and managed services	-	242,853	217,668	-	460,521
Total Cost of sales	358,631	6,918,558	2,501,033	-	9,778,222
Gross profit
Owned and Operated IP	-	1,407,291	-	-	1,407,291
Agency	95,937	864,082	1,315,832	-	2,275,851
SaaS and managed services	-	537,538	1,228,741	-	1,766,279
Total Gross profit	$95,937	$2,808,911	$2,544,573	$-	$5,449,421

Management does not evaluate operating segments using discrete asset information. The Company’s consolidated assets are generally shared across, and are not specifically ascribed to, operating and reportable segments.

Property and equipment, net, by geographic region, are summarized as follows:

	June 30, 2026	December 31, 2025
USA	$62,438	$70,362
Australia	39,692	40,245
United Kingdom	-	-
Spain	4,326	3,447
Total	$106,456	$114,054

19. Fair value measurements

The carrying value of cash approximates fair value. The carrying amount of other current assets and liabilities, such as accounts and other receivables and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	376	376
Contingent purchase consideration, current	-	-	1,433,000	1,433,000
Contingent purchase consideration, non-current	-	-	2,279,224	2,279,224

	As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	1,626,832	1,626,832
Arbitration reserve	93,041	-	-	93,041
Contingent purchase consideration, non-current	-	-	807,000	807,000

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

The Company recognized a pretax net loss of $0 and $2.6 million for the three and six months ended June 30, 2026 and 2025, respectively, in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss in relation to FaZe Media. The pretax net loss of $2.6 million during the three and six months ended June 30, 2025, includes revenue of $6.4 million, cost of revenue of $6.4 million, and operating expenses of $2.6 million.

FaZe Media had amortization and depreciation of $0 and $0.3 million for the three and six months ended June 30, 2026 and 2025, respectively. FaZe Media did not have significant capital expenditures or significant noncash activity during the periods presented.

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

The Company recognized a pretax net loss of $39 thousand and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $39 thousand during the three months ended June 30, 2026, includes revenue of $6 thousand, cost of revenue of $0, and operating expenses of $45 thousand. The pretax net loss of $2.0 million during the three months ended June 30, 2025, includes revenue of $8.1 million, cost of revenue of $7.9 million, and operating expenses of $2.1 million.

The Company recognized a pretax net loss of $133 thousand and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, in net income (loss) from discontinued operations in the condensed consolidated statements of operations and comprehensive loss in relation to Frankly. The pretax net loss of $133 thousand during the six months ended June 30, 2026, includes revenue of $12 thousand, cost of revenue of $11 thousand, and operating expenses of $134 thousand. The pretax net loss of $2.5 million during the six months ended June 30, 2025, includes revenue of $15.4 million, cost of revenue of $15.0 million, and operating expenses of $2.8 million.

Frankly had amortization and depreciation of $2 thousand and $50 thousand for the three months ended June 30, 2026 and 2025, respectively. Frankly did not have significant capital expenditures or significant noncash activity during the periods presented.

Frankly had amortization and depreciation of $6 thousand and $103 thousand for the six months ended June 30, 2026 and 2025, respectively. Frankly did not have significant capital expenditures or significant noncash activity during the periods presented.

21. Subsequent events

Equity Incentive Plan

On July 1, 2026, the Board of Directors of the Company (the “Board”), including the Compensation Committee, approved a discretionary equity award to the Company’s Chief Operating Officer, to be granted on July 10, 2026. The award consists of 50,000 restricted stock units (“RSUs”), with each RSU representing the right to receive one share of the Company’s common stock, subject to the terms and conditions of the Company’s 2024 Stock Incentive Plan, as amended and the applicable RSU Grant agreement (“Award Agreement”).

The RSUs were granted as a discretionary bonus and are separate from, and in addition to, any bonus or other compensation payable to the Chief Operating Officer pursuant to her previously disclosed employment agreement. All 50,000 RSUs vested in full on the grant date, July 10, 2026, and, subject to the terms of the Award Agreement, were settled through the issuance of 50,000 shares of the Company’s common stock on July 10, 2026.

On July 10, 2025, and December 3, 2025, the Board, including the Compensation Committee, approved grants to Justin Kenna, the Company’s Chief Executive Officer, and Michael Munoz, the Company’s Chief Financial Officer, of an option to purchase 1,045,712 shares and an option to purchase 301,249 shares of the Company’s common stock, respectively (the “Option Awards”), to be granted on July 10, 2026, pursuant to the Company’s 2024 Stock Incentive Plan. As previously disclosed in Forms 4 filed by Mr. Kenna and Mr. Munoz on July 15, 2025, and Forms 4/A subsequently filed by Mr. Kenna and Mr. Munoz on November 14, 2025, the Company previously reported the grant of option awards covering the same number of shares underlying the Option Awards; however, such previously reported awards were not validly issued. Accordingly, the Option Awards granted on July 10, 2026, constitute new grants and do not represent the reinstatement or reissuance of the previously reported awards.

The Option Awards vest as follows, subject to each of Mr. Kenna’s and Mr. Munoz’s continued service through the applicable vesting date: (i) 62.5% of the shares subject to the applicable Option Award vest on July 10, 2026, and (ii) 37.5% of the shares subject to the applicable Option Award vest on the first anniversary of July 10, 2026.

Repurchases of Shares

As of June 30, 2026, the Company had repurchased 7,844,590 common shares at a total cost of $3.8 million under this program. Subsequent to June 30, 2026, the Company acquired an additional 1,042,665 common shares at a total cost of $0.4 million. Following these transactions, the Company has $10.8 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Special Meeting of Shareholders

On August 13, 2026, the Company’s shareholders approved a proposal to approve an amendment to the Company’s First Amended and Restated Certificate of Incorporation, and authorize the Company’s Board of Directors (the “Board”), to effect a reverse stock split of the Company’s issued and outstanding Common Stock, par value $0.0001 per share, within a range from 1 for 2 to 1 for 8, with the exact ratio of the reverse stock split to be determined by the Board.

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

The Asset Purchase Agreement also provides for deferred consideration upon the occurrence of certain events. Under the Asset Purchase Agreement, in the event the volume weighted average per share price of the Series A-2 Preferred Stock on a one-to-one as-converted basis to Common Stock for the 30 trading days preceding the date that is 18 months after closing of the Transaction is less than $0.70 per share, after accounting for changes in the Series A-2 Preferred Stock (on such as-converted basis) by way of stock split, stock dividend, combination, reclassification, or similar event, or through merger, consolidation, reorganization, recapitalization or business combination, Seller shall be entitled to additional cash consideration (the “Deferred Cash Consideration”). Such Deferred Cash Consideration shall be equal to (a) the product of (i) 5,000,000 multiplied by (ii) the absolute value of the dollar amount by which such calculation in the previous sentence is less than $0.70, minus (b) any proceeds received by Seller from the sale of the Series A-2 Preferred Stock prior to the date that is 18 months after closing (the “Deferred Cash Consideration Date”). However, no Deferred Cash Consideration shall be owed if, prior to the Deferred Cash Consideration Date and after the Series A-2 Preferred Stock are converted into shares of Common Stock (the “Converted Shares”), the (x) closing price of the Converted Shares is greater than $0.70 per share for ten consecutive trading days or 20 total trading days subsequent to the date such Converted Shares are no longer subject to any trading restrictions to the holder of such shares under Rule 144 of the Securities Act, or (y) the Seller or its affiliates sells any of such shares prior to the Deferred Cash Consideration Date for aggregate gross proceeds in excess of $3,500,000.

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

As of June 18, 2026, the Series A-1 and Series A-2 preferred stock were automatically converted into 3,433,000 and 5 million shares of common stock, respectively, upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million.

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

As of June 30, 2026, the Company had repurchased 7,844,590 common shares at a total cost of $3.8 million under this program. Subsequent to June 30, 2026, the Company acquired an additional 1,042,665 common shares at a total cost of $0.4 million. Following these transactions, the Company has $10.8 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Officer Grants

On July 10, 2026, the Company granted to Justin Kenna, the Company's Chief Executive Officer, a one-time option award to purchase 150,000 shares of the Company's common stock pursuant to his employment agreement. The option vested in full on the grant date.

On July 10, 2026, the Company granted to its Chief Operating Officer a discretionary award of 50,000 restricted stock units under the Company’s 2024 Stock Incentive Plan. The award vested in full on the grant date and was settled through the issuance of 50,000 shares of common stock on July 10, 2026.

On July 10, 2026, the Company granted option awards to Justin Kenna and Michael Munoz covering 1,045,712 shares and 301,249 shares, respectively, under the Company's 2024 Stock Incentive Plan. As previously disclosed, option awards covering the same number of underlying shares had been reported in prior Forms 4 and Forms 4/A; however, those awards were not validly issued. Accordingly, the July 10, 2026 awards constitute new grants and do not represent the reinstatement or reissuance of previously reported awards. Sixty-two and one-half percent (62.5%) of each award vested on July 10, 2026, and the remaining 37.5% vests on July 10, 2027, subject to continued service.

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

As of June 30, 2026, the Company had $12.1 million of outstanding borrowings under ETH-backed promissory notes, which were collateralized by 11,319.65 ETH with a fair value of $17.8 million, resulting in a collateral coverage ratio of approximately 147%. There has been no changes to the amount outstanding under ETH backed loans subsequent to June 30, 2026.

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

As of June 18, 2026, the Series A-1 and Series A-2 preferred stock were automatically converted into 3,433,000 and 5 million shares of common stock, respectively, upon successful shareholder vote to expand the Company’s authorized common stock from 100 million to 500 million.

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

The following is a summary of the Company’s financial performance highlights for the three and six months ended June 30, 2026 and 2025. This summary should be considered in the context of the additional disclosures in this MD&A which further highlight Company results by reportable segment.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Historical results of operations of FaZe Media and Frankly are netted in discontinued operations within the below figures.

	Six months ended June 30,
	2026	2025	Variance
Revenue	$33,010,922	$15,227,643	$17,783,279
Cost of revenue	18,356,970	9,778,222	8,578,748
Gross profit	14,653,952	5,449,421	9,204,531
Operating expenses:
General and administrative	9,633,787	7,272,958	2,360,829
Selling and marketing	4,565,833	2,752,574	1,813,259
Research and development	1,293,333	1,325,667	(32,334)
Depreciation and amortization	966,898	456,305	510,593
Contract exit costs	160,332	720,720	(560,388)
Other operating expenses	3,086,839	1,292,565	1,794,274
Total operating expenses	19,707,022	13,820,789	5,886,233
Loss from continuing operations	(5,053,070)	(8,371,368)	3,318,298
Other income (expense), net:
Interest income (expense)	(608,593)	142,902	(751,495)
Change in fair value of convertible debt carried at fair value	-	327,916	(327,916)
Change in fair value of warrant liability	(66,806)	(12,384)	(54,422)
Arbitration settlement reserve	(11,842)	(10,634)	(1,208)
Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund	(22,420,563)	-	(22,420,563)
Yield on digital assets	(151,888)	-	(151,888)
Other income (expense), net	174,450	130,859	43,591
Total other income (expense), net	(23,085,242)	578,659	(23,663,901)
Loss from continuing operations before income taxes	(28,138,312)	(7,792,709)	(20,345,603)
Income tax expense	(83,050)	-	(83,050)
Net income (loss) from continuing operations	(28,221,362)	(7,792,709)	(20,428,653)
Net income (loss) from discontinued operations	(133,449)	(2,399,373)	2,265,924
Net loss	(28,354,811)	(10,192,082)	(18,162,729)
Net loss attributable to non-controlling interest	-	2,018,132	(2,018,132)
Net loss attributable to GameSquare Holdings, Inc.	$(28,354,811)	$(8,173,950)	$(20,180,861)

	Three months ended June 30,
	2026	2025	Variance
Revenue	$18,475,300	$7,788,519	$10,686,781
Cost of revenue	9,425,530	5,497,023	3,928,507
Gross profit	9,049,770	2,291,496	6,758,274
Operating expenses:
General and administrative	5,194,140	3,565,333	1,628,807
Selling and marketing	2,422,819	1,416,813	1,006,006
Research and development	682,531	671,614	10,917
Depreciation and amortization	536,648	252,174	284,474
Contract exit costs	9,477	103,507	(94,030)
Other operating expenses	1,915,142	547,188	1,367,954
Total operating expenses	10,760,757	6,556,629	4,204,128
Loss from continuing operations	(1,710,987)	(4,265,133)	2,554,146
Other income (expense), net:
Interest income (expense)	(279,492)	116,316	(395,808)
Change in fair value of convertible debt carried at fair value	-	(5,561)	5,561
Change in fair value of warrant liability	(726,189)	(17,731)	(708,458)
Arbitration settlement reserve	(39,634)	(66,217)	26,583
Realized and change in unrealized (gain) loss on digital assets and investment in ETH fund	(7,828,414)	-	(7,828,414)
Yield on digital assets	(119,987)	-	(119,987)
Other income (expense), net	177,043	204,323	(27,280)
Total other income (expense), net	(8,816,673)	231,130	(9,047,803)
Loss from continuing operations before income taxes	(10,527,660)	(4,034,003)	(6,493,657)
Income tax expense	(83,050)	-	(83,050)
Net income (loss) from continuing operations	(10,610,710)	(4,034,003)	(6,576,707)
Net income (loss) from discontinued operations	(39,129)	1,015,657	(1,054,786)
Net loss	(10,649,839)	(3,018,346)	(7,631,493)
Net income attributable to non-controlling interest	-	-	-
Net loss attributable to GameSquare Holdings, Inc.	$(10,649,839)	$(3,018,346)	$(7,631,493)

Revenue

The following tables disaggregate revenue by reportable segment and geographic region for the three and six months ended June 30, 2026 and 2025. FaZe Media and Frankly are reported in discontinued operations, and therefore not included in the below figures.

	Six months ended June 30, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$5,364,500	$-	$-	$5,364,500
Agency	32,527	12,329,970	3,563,423	6,555,703	22,481,623
SaaS and managed services	-	3,467,546	1,697,253	-	5,164,799
Total Revenue	32,527	21,162,016	5,260,676	6,555,703	33,010,922
Cost of sales
Owned and Operated IP	-	3,659,871	-	-	3,659,871
Agency	264,942	6,496,100	2,514,580	4,815,527	14,091,149
SaaS and managed services	-	410,070	195,880	-	605,950
Total Cost of sales	264,942	10,566,041	2,710,460	4,815,527	18,356,970
Gross profit
Owned and Operated IP	-	1,704,629	-	-	1,704,629
Agency	(232,415)	5,833,870	1,048,843	1,740,176	8,390,474
SaaS and managed services	-	3,057,476	1,501,373	-	4,558,849
Total Gross profit	$(232,415)	$10,595,975	$2,550,216	$1,740,176	$14,653,952

	Six months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$4,894,879	$-	$-	$4,894,879
Agency	454,568	4,052,199	3,599,197	-	8,105,964
SaaS and managed services	-	780,391	1,446,409	-	2,226,800
Total Revenue	454,568	9,727,469	5,045,606	-	15,227,643
Cost of sales
Owned and Operated IP	-	3,487,588	-	-	3,487,588
Agency	358,631	3,188,117	2,283,365	-	5,830,113
SaaS and managed services	-	242,853	217,668	-	460,521
Total Cost of sales	358,631	6,918,558	2,501,033	-	9,778,222
Gross profit
Owned and Operated IP	-	1,407,291	-	-	1,407,291
Agency	95,937	864,082	1,315,832	-	2,275,851
SaaS and managed services	-	537,538	1,228,741	-	1,766,279
Total Gross profit	$95,937	$2,808,911	$2,544,573	$-	$5,449,421

	Three months ended June 30, 2026
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$2,407,348	$-	$-	$2,407,348
Agency	(16)	8,101,940	1,456,915	3,394,617	12,953,456
SaaS and managed services	-	2,204,355	910,141	-	3,114,496
Total Revenue	(16)	12,713,643	2,367,056	3,394,617	18,475,300
Cost of sales
Owned and Operated IP	-	1,417,228	-	-	1,417,228
Agency	261,419	2,929,361	1,563,522	2,907,547	7,661,849
SaaS and managed services	-	242,727	103,726	-	346,453
Total Cost of sales	261,419	4,589,316	1,667,248	2,907,547	9,425,530
Gross profit
Owned and Operated IP	-	990,120	-	-	990,120
Agency	(261,435)	5,172,579	(106,607)	487,070	5,291,607
SaaS and managed services	-	1,961,628	806,415	-	2,768,043
Total Gross profit	$(261,435)	$8,124,327	$699,808	$487,070	$9,049,770

	Three months ended June 30, 2025
Segment	United Kingdom	USA	Spain	Australia	Total
Revenue
Owned and Operated IP	$-	$1,806,373	$-	$-	$1,806,373
Agency	224,862	1,981,870	2,643,446	-	4,850,178
SaaS and managed services	-	354,180	777,788	-	1,131,968
Total Revenue	224,862	4,142,423	3,421,234	-	7,788,519
Cost of sales
Owned and Operated IP	-	1,734,744	-	-	1,734,744
Agency	141,682	1,923,245	1,464,233	-	3,529,160
SaaS and managed services	-	128,856	104,263	-	233,119
Total Cost of sales	141,682	3,786,845	1,568,496	-	5,497,023
Gross profit
Owned and Operated IP	-	71,629	-	-	71,629
Agency	83,180	58,625	1,179,213	-	1,321,018
SaaS and managed services	-	225,324	673,525	-	898,849
Total Gross profit	$83,180	$355,578	$1,852,738	$-	$2,291,496

Key Components and Comparison of Results of Operations

Six months ended June 30, 2026 and 2025

Revenue

Revenues for the six months ended June 30, 2026, were $33.0 million, in comparison to $15.2 million for the same period in 2025. The increase was primarily related to increases in our Agency and SaaS and managed services reportable segments driven by our acquisitions of Click and TubeBuddy, and a large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

Owned and operated IP Revenue

Owned and operated IP revenue for the six months ended June 30, 2026, was $5.4 million, in comparison to $4.9 million for the same period in 2025. The variance between the periods was not significant.

Agency Revenue

Agency revenue for the six months ended June 30, 2026, was $22.5 million, in comparison to $8.1 million for the same period in 2025. The increase was primarily related our acquisition of Click, and a large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

SaaS and managed services

SaaS and managed services revenue for the six months ended June 30, 2026, was $5.2 million, in comparison to $2.2 million for the same period in 2025. The increase was primarily due to the acquisition of TubeBuddy, which contributed approximately $2.9 million in revenue to the period from February 21, 2026 to June 30, 2026.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2026, was $18.4 million, in comparison to $9.8 million for the same period in 2025. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the six months ended June 30, 2026, were $9.6 million, in comparison to $7.3 million for the same period in 2025. The increase was partially due to $0.9 million in stock based compensation recorded during the current period from new RSU grants to employees and officers, in addition to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period.

Selling and marketing

Selling and marketing expenses for the six months ended June 30, 2026, was $4.6 million, in comparison to $2.8 million for the same period in 2025. The increase was due to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period in addition to expansion of the sales and marketing headcount within the other business units in the group.

Research and development

Research and development expenses for the six months ended June 30, 2026, was $1.3 million, in comparison to $1.3 million for the same period in 2025. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2026, was $1.0 million, in comparison to $0.5 million for the same period in 2025. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization. The current period included amortization expense in connection with definite-lived intangibles acquired in the Click and TubeBuddy acquisitions.

Contract exit costs

Contract exit costs for the six months ended June 30, 2026, were $0.2 million, in comparison to $0.7 million for the same period in 2025. The decrease was due to less exit activities undertaken in the current year period. As it relates to the acquisition of TubeBuddy, any employee or vendor contract exits were done prior to closing, and did not impact the income statement post-closing.

Other operating expenses

Other operating expenses for the six months ended June 30, 2026, were $3.1 million, in comparison to $1.3 million for the same period in 2025. Other operating expenses between the quarters consisted primarily of transaction-related expenses and change in fair value of contingent consideration from the Click and TubeBuddy acquisitions. The current year period included the costs related to the acquisition of TubeBuddy as compared to the disposal of FaZe Media in the prior year period, which was less costly. Further, there was $1.4 million in change in fair value of contingent consideration in the current period and no related costs in the prior year period.

Other income and expenses

Interest income (expense), net

Interest income (expense), net for the six months ended June 30, 2026, was $(0.6) million, in comparison to $0.1 million for the same period in 2025. The prior year period included interest income on promissory notes from past deals related to the sale of Complexity and Frankly Media assets.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the six months ended June 30, 2026, was $0, in comparison to $0.3 million for the same period in 2025. The Company had no convertible debt outstanding in the current year period.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the six months ended June 30, 2026, was $(67) thousand, in comparison to $(12) thousand for the same period in 2025. After completion of the July 18, 2025 registered offering, the Company no longer had sufficient unissued authorized common shares available to cover all outstanding USD denominated warrants. These warrants were previously equity classified, but were reclassified to warrant liability on July 18, 2025 due to reasons noted above. Despite the above, there was little change in fair value from January 1, 2026 to June 18, 2026 (USD warrants were reclassified back to equity classified warrants). This is primarily due to little change in the Company’s share price between December 31, 2025 and June 18, 2026.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the six months ended June 30, 2026, was $(12) thousand, in comparison to $(11) thousand for the same period in 2025. The variance between the periods was not significant.

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund for the six months ended June 30, 2026, was $(22.4) million, in comparison to $0 for the same period in 2025. The increase in loss was due to the launch of our digital asset treasury in July 2025. The line item is comprised of realized and change in unrealized gains (loss) on all of our crypto holdings, including our investment in ETH fund. The loss in the current year period is primarily driven by the change in market value of ETH.

Yield on digital assets

Yield for the six months ended June 30, 2026, was $(152) thousand, in comparison to $0 for the same period in 2025. The Company launched its DAT in the third quarter of 2025.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2026, was $174 thousand, in comparison to $131 thousand for the same period in 2025. The variance between the periods was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the six months ended June 30, 2026, was $(133) thousand, in comparison to $(2.4) million for the same period in 2025. The historical results of Frankly and FaZe Media are included in discontinued operations, with very minor ongoing expense related to Frankly in the 2026 period.

Three months ended June 30, 2026 and 2025

Revenue

Revenues for the three months ended June 30, 2026, were $18.5 million, in comparison to $7.8 million for the same period in 2025. The increase was primarily related to increases in our Agency and SaaS and managed services reportable segments driven by our acquisitions of Click and TubeBuddy, and a large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

Owned and operated IP Revenue

Owned and operated IP revenue for the three months ended June 30, 2026, was $2.4 million, in comparison to $1.8 million for the same period in 2025. The variance between the periods was not significant.

Agency Revenue

Agency revenue for the three months ended June 30, 2026, was $13.0 million, in comparison to $4.9 million for the same period in 2025. The increase was primarily related our acquisition of Click, and a large increase in creative marketing agency services, partially driven by new web3 deals initiated as the result of the launch of our digital asset treasury.

SaaS and managed services

SaaS and managed services revenue for the three months ended June 30, 2026, was $3.1 million, in comparison to $1.1 million for the same period in 2025. The increase was primarily due to the acquisition of TubeBuddy, which contributed approximately $2.0 million in revenue to the period from April 1, 2026 to June 30, 2026.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2026, was $9.4 million, in comparison to $5.5 million for the same period in 2025. The increase was primarily related to the increase in revenue discussed above, and varying margins of the Company product mix.

Operating expenses

General and administrative

General and administrative expenses for the three months ended June 30, 2026, were $5.2 million, in comparison to $3.6 million for the same period in 2025. The increase was partially due to $0.3 million in stock based compensation recorded during the current period from new RSU and option grants to employees and officers, in addition to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period.

Selling and marketing

Selling and marketing expenses for the three months ended June 30, 2026, was $2.4 million, in comparison to $1.4 million for the same period in 2025. The increase was due to the operations of Click and TubeBuddy included in the current period, not in the prior year comparable period in addition to expansion of the sales and marketing headcount within the other business units in the group.

Research and development

Research and development expenses for the three months ended June 30, 2026, was $0.7 million, in comparison to $0.7 million for the same period in 2025. The variance between the periods was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026, was $0.5 million, in comparison to $0.3 million for the same period in 2025. The decrease was primarily related to intangible asset impairments taken at December 31, 2024, reducing the go forward amortization. The current period included amortization expense in connection with definite-lived intangibles acquired in the Click and TubeBuddy acquisitions.

Contract exit costs

Contract exit costs for the three months ended June 30, 2026, were $9 thousand, in comparison to $0.1 million for the same period in 2025. The decrease was due to less exit activities undertaken in the current year period. As it relates to the acquisition of TubeBuddy, any employee or vendor contract exits were done prior to closing, and did not impact the income statement post-closing.

Other operating expenses

Other operating expenses for the three months ended June 30, 2026, were $1.9 million, in comparison to $0.5 million for the same period in 2025. Other operating expenses between the quarters consisted primarily of change in fair value of contingent consideration from the Click and TubeBuddy acquisitions. The current year period included $1.4 million in change in fair value of contingent consideration and no related costs in the prior year period.

Other income and expenses

Interest income (expense), net

Interest income (expense), net for the three months ended June 30, 2026, was $(0.3) million, in comparison to $0.1 million for the same period in 2025. The prior year period included interest income on promissory notes from past deals related to the sale of Complexity and Frankly Media assets.

Change in fair value of convertible debt carried at fair value

Change in fair value of convertible debt income (expense) for the three months ended June 30, 2026, was $0, in comparison to $(6) thousand for the same period in 2025. The Company had no convertible debt outstanding in the current year period.

Change in fair value of warrant liability

Change in fair value of warrant liability income (expense) for the three months ended June 30, 2026, was $(0.7) million, in comparison to $(18) thousand for the same period in 2025. After completion of the July 18, 2025 registered offering, the Company no longer had sufficient unissued authorized common shares available to cover all outstanding USD denominated warrants. These warrants were previously equity classified, but were reclassified to warrant liability on July 18, 2025 due to reasons noted above. There was a large change in fair value from April 1, 2026 to June 18, 2026 (USD warrants were reclassified back to equity classified warrants). This was primarily due to change in the Company’s share price between March 31, 2026 and June 18, 2026.

Arbitration settlement reserve

Arbitration settlement reserve income (expense) for the three months ended June 30, 2026, was $(40) thousand, in comparison to $(66) thousand for the same period in 2025. The variance between the periods was not significant.

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund

Realized and change in unrealized gain (loss) on digital assets and investment in ETH fund for the three months ended June 30, 2026, was $(7.8) million, in comparison to $0 for the same period in 2025. The increase in loss was due to the launch of our digital asset treasury in July 2025. The line item is comprised of realized and change in unrealized gains (loss) on all of our crypto holdings, including our investment in ETH fund. The loss in the current year period is primarily driven by the change in market value of ETH.

Yield on digital assets

Yield for the three months ended June 30, 2026, was $(120) thousand, in comparison to $0 for the same period in 2025. The Company launched its DAT in the third quarter of 2025.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2026, was $177 thousand, in comparison to $204 thousand for the same period in 2025. The variance between the periods was not significant.

Net income (loss) from discontinued operations

Net income (loss) from discontinued operations for the three months ended June 30, 2026, was $(39) thousand, in comparison to $1.0 million for the same period in 2025. The historical results of Frankly and FaZe Media are included in discontinued operations, with very minor ongoing expense related to Frankly in the 2026 period. Further, the 2025 period included a $3.0 million gain on disposal of subsidiary (FaZe Media).

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

Reconciliation of Non-GAAP Measures

A reconciliation of Adjusted EBITDA to the most directly comparable measure determined under U.S. GAAP is set out below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(10,649,839)	$(3,018,346)	$(28,354,811)	$(10,192,082)
Interest (income) expense, net	279,492	(116,316)	608,593	(142,902)
Income tax expense	83,050	-	83,050	-
Amortization and depreciation	536,648	252,174	966,898	456,305
Share-based payments	331,855	5,616	859,541	34,614
Realized and change in unrealized (gain) loss on digital assets and investment in ETH fund	7,828,414	-	22,420,563	-
Transaction costs	551,985	547,188	1,642,830	1,292,565
Legal settlement	4,450	-	4,450	-
Arbitration settlement reserve	39,634	66,217	11,842	10,634
Contract exit costs	9,477	103,507	160,332	720,720
Gain on shares issued for AP settlement	(177,555)	-	(177,555)	-
Change in fair value of contingent purchase consideration	1,358,707	-	1,439,559	-
Change in fair value of warrant liability	726,189	17,731	66,806	12,384
Change in fair value of convertible debt carried at fair value	-	5,561	-	(327,916)
Loss (gain) on disposition of subsidiary	-	(3,020,335)	-	(2,721,953)
Loss from discontinued operations	39,129	2,004,678	133,449	5,121,326
Adjusted EBITDA	$961,636	$(3,152,325)	$(134,453)	$(5,736,305)

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

The Company has not yet realized profitable operations and has incurred significant losses to date resulting in an accumulated deficit of $190.6 million as of June 30, 2026 and of $162.3 million as of December 31, 2025. The recoverability of the carrying value of the assets and the Company’s continued existence is dependent upon the achievement of profitable operations, further appreciation of its ETH holdings or the ability of the Company to raise alternative financing, if necessary. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities. As of June 30, 2026, the Company had a working capital deficiency of $4.5 million and of $18.7 million as of December 31, 2025, which is comprised of current assets less current liabilities.

These conditions indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

As of June 30, 2026, cash and restricted cash totaled $4.5 million, compared to $6.4 million as of December 31, 2025.

We do not have any current plans to raise additional funds, given the Company has a significant digital asset treasury, but given the uncertainty on price movement in our ETH holdings, it is possible our digital asset treasury would not be sufficient to fund operations and other management objectives over the next twelve months. If required, the Company can raise additional capital through equity or debt offerings. Further, the Company has substantial asset value in each of its wholly owned subsidiaries, which could be used as a source of capital if required. While management has been historically successful in raising the necessary capital, it cannot provide assurance that it will be able to execute its business strategy or be successful in future financing activities.

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

Sources and Uses of Cash

Since inception, we have financed our operations primarily by issuing equity and debt. As of June 30, 2026, our principal sources of liquidity were our cash, accounts receivable and digital assets in the amount of $2.1 million, $11.3 million and $23.5 million, respectively.

Operating Activities

Net cash used in operating activities was $9.2 million during the six months ended June 30, 2026, compared with $6.9 million used in operating activities in the comparative prior year period. The use of funds in operating activities is described in the Results of Operations section above.

Investing Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2026, primarily due to $4.0 million payment of deferred cash consideration from the acquisition of Click and $1 million of additional purchases of Anime tokens, partially offset by $1.5 million in proceeds from the sale of the Cowboy Ape NFT and $2.4 million in proceeds from sale of digital assets.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2026, which was primarily due to $10.1 million in proceeds from ETH backed promissory notes payable, partially offset by $2.0 million for acquisition of treasury stock.

Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2025, which was primarily due to $2 million in proceeds from the promissory note payable to Blue & Silver, partially offset by $0.3 million in net repayments under the former line of credit with SLR Digital Finance, LLC.

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

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, event content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however, the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions, and judgments as of the balance sheet date that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our actual results may differ from these estimates under different assumptions and conditions. The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. Changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2026 are as follows:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2026. Material weaknesses relating to the Design and Implementation of Control Activities and Monitoring Activities were identified. The Company did not have sufficient resources with the relevant expertise to perform an effective risk assessment process, design and implement controls supported by documentation and provide evidence that such controls designed was based on the COSO Framework.

The material weaknesses in risk assessment, control activities and monitoring activities contributed to the following material weaknesses: (i) the Company did not complete a documented risk assessment, and (ii) the Company did not identify all risks and design relevant controls related to system of internal controls. As a consequence of the aggregation of the foregoing deficiencies in the Company’s disclosure controls and procedures (“DC&P”) and ICFR design, the Company did not have effective control activities related to the design of process-level and management review control activities. Aside from these deficiencies, management believes that the Company’s condensed consolidated financial statements for six months ended June 30, 2026, present fairly in all material respects, the Company’s financial position, results of operations, changes in shareholders’ equity and cash flows in accordance with U.S. GAAP. The Company does not believe and is not aware of any circumstance in which the potential weaknesses have impacted the Company’s financial reporting and as a result, there were no material adjustments to the Company’s condensed consolidated financial statements for the six months ended June 30, 2026. In addition, there were no changes to previously released financial results. However, since the collective deficiencies were deemed to create a material weakness, a material misstatement to our consolidated financial statements might not be prevented or detected on a timely basis.

Management’s Remediation Measures

To address the deficiencies identified, management, with oversight of the Audit Committee, has implemented, or will implement, remediation measures to further address the deficiencies in the design of its DC&P and ICFR. The Company intends to complete such remedial measures by December 31, 2027, and is currently underway with planning and scoping procedures. Management has also performed an initial risk assessment using a top-down, risk-based approach with respect to the risks of material misstatement of the consolidated financial statements. In addition, compensating controls have been applied to a number of areas where the risks of material misstatement are considered moderate to high. The Company is engaging outside resources to strengthen the business process documentation and help with management’s self-assessment and testing of internal controls. Although the Company can give no assurance that these actions will remediate these deficiencies or that additional deficiencies or a material weakness will not be identified in the future, management believes the foregoing efforts will, when implemented, strengthen our DC&P and ICFR. Management will take additional remedial actions as necessary as they continue to evaluate and work to improve the Company’s control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reid v. GameSquare Holdings, Inc., et al. – A Complaint was filed on December 15, 2025, in the United States District Court, Northern District of Texas by Kevin Reid against GameSquare Holdings, Inc., its former President, Louis Schwartz and its Chief Executive Officer, Justin Kenna. The plaintiff alleges that he was induced by the defendants’ misrepresentations about the Company to purchase GameSquare stock and seeks damages of approximately $5 million under Texas law. The Company does not believe the claims have merit and intends to vigorously defend the matter. The Company is also indemnifying Mr. Schwartz in this matter, who is represented by separate counsel.

A motion to dismiss Mr. Reid’s complaint was filed on behalf of Mr. Kenna and a partial motion to dismiss Mr. Reid’s complaint was filed on behalf of GameSquare. Mr. Schwartz has also filed a motion to dismiss the complaint. Decision on these motions is pending.

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

As of June 30, 2026, the Company had repurchased 7,844,590 common shares at a total cost of $3.8 million under this program. Subsequent to June 30, 2026, the Company acquired an additional 1,042,665 common shares at a total cost of $0.4 million. Following these transactions, the Company has $10.8 million remaining under its current authorization. Consistent with its capital allocation priorities, GameSquare intends to continue using funds generated by its treasury strategy to opportunistically repurchase its common stock.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 to October 31, 2025	833,124	$0.72	833,124	$4,400,852
November 1, 2025 to November 30, 2025	1,120,606	0.50	1,953,730	3,835,045
December 1, 2025 to December 31, 2025	1,038,787	0.54	2,992,517	3,271,244
January 1, 2026 to January 31, 2026	543,057	0.46	3,535,574	3,022,925
February 1, 2026 to February 28, 2026	1,460,016	0.33	4,995,590	2,542,995
March 1, 2026 to March 31, 2026	63,000	0.29	5,058,590	2,524,945
April 1, 2026 to April 30, 2026	2,291,000	0.44	7,349,590	11,526,142
May 1, 2026 to May 31, 2026	495,000	0.40	7,844,590	11,326,756
June 1, 2026 to June 30, 2026	-	-	7,844,590	11,326,756
July 1, 2026 to July 31, 2026	1,042,665	0.38	8,887,255	10,926,871
Total	8,887,255	$0.46	8,887,255	$10,926,871

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor did any director or officer adopt, modify, or terminate any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

ITEM 6. EXHIBITS

The exhibits to this Form 10-Q are listed in the following Exhibit Index:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated June 18, 2026, by and between GameSquare Holdings, Inc. and GameSquare Merger Sub 3, Inc (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 22, 2026).

3.1	Amendment No. 1 to the Bylaws of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2026).

3.2	First Amended and Restated Certificate of Incorporation of GameSquare Holdings, Inc., effective June 18, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 22, 2026).

10.1	Restricted Share Unit Grant, dated July 10, 2026, between the Company and Amaree Vichairattanawong (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2026).

10.2	Option Agreement, dated July 10, 2026, between the Company and Justin Kenna (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2026).

10.3	Option Agreement, dated July 10, 2026, between the Company and Michael Munoz (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESQUARE HOLDINGS, INC.
(Registrant)

Dated:	August 13, 2026	By:	/s/ JUSTIN KENNA
Justin Kenna
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 13, 2026	By:	/s/ MICHAEL MUNOZ
Michael Munoz
Chief Financial Officer
(Principal Financial Officer)

